Form 10-K
period 2007-12-31
BIOFUELS POWER CORP
filed 2008-04-15
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10003 Woodloch Forest Drive, Suite 900
The Woodlands, Texas	77380
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code	(281) 364-9500

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ___	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ___	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
	Yes ___	No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes ___	No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There has never been a public market for our stock. Based on the most recent price received by us in connection with private placement transactions, the aggregate market value of the 24,665,585 shares of common stock held by non-affiliates was $36,998,377 at March 31, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2008
Common Stock, $0.001 Par Value	31,265,561 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	47

	Signatures	48

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 “Forward-looking” statements have been included throughout this report on Form 10-K. These statements arise most frequently in connection with our attempt to predict future events. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled “Risk Factors,” as well as any cautionary language in this report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in this Report on Form 10-K could have an adverse effect on our business or financial condition. You should also be aware that the “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•	Our early stage of development, our brief operating history and our rapidly evolving business plan which make our prospects difficult to evaluate;

•
Our need to raise substantial capital to finance our planned expansion, our history of significant operating losses and our inability to provide any assurances that our planned operations will be profitable;

•
Our history of significant related party transactions with former affiliates that may give rise to conflicts of interest, result in significant losses to our company or otherwise impair investor confidence;

•	Our reliance on part-time executive officers who are engaged in other activities and will face conflicts of interest in allocating their time among various interests;

•	Our need to obtain a premium price for green electricity, successfully execute our growth strategy in a rapidly evolving market and develop ancillary sources of revenue;

•
Our exposure to substantial volatility in the market prices for agricultural commodities used as biodiesel feedstock and our inability to fully hedge against commodity price changes which may cause our results of operations to fluctuate;

•	Our exposure to a variety of risks associated with the construction, permitting and operation of biodiesel fueled electric power generating facilities;

•	Our dependence on tax incentives, governmental subsidies and environmental policies and the risk that incentive that presently favor the use of biodiesel for power generation may change

•	Our inability to rely on pricing as a principal competitive advantage and our need to focus our marketing efforts primarily on environmental benefits;

•	Our ability to satisfy our future capital requirements and react to business opportunities;

•	The absence of a public market for our common stock and the time, effort and expense associated with any effort to develop and active, stable and sustained trading market; and

•	Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

You should not unduly rely on forward-looking statements, which speak only as of the date of this report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements in this report.

ITEM 1— BUSINESS

           History: Our former parent, Texoga Technologies Corporation, was incorporated in Texas in 1996 and spent eight years working to develop and commercialize several technologies and businesses including:

•
An eight-year effort to conduct live-fire testing and obtain military procurement contracts for Deto-Stop, an explosion preventing aluminum mesh fuel tank filler that is used in battle tanks, armored personnel carriers and other military vehicles throughout Europe, but has not been adopted for use in U.S. military vehicles;

•
A five-year effort to develop manufacturing systems for biodiesel, a non-toxic and biodegradable substitute for petroleum-based diesel that has significant potential in military and offshore oil and gas applications;

•
A two-year effort to obtain Forest Service and civilian contracts for a specialty fire fighting vehicle known as the “Jumbo Firefighting Tank” that is built on the chassis of a demilitarized Leopard I battle tank; and

•	Ancillary efforts to develop markets for other safety-related technologies and equipment for use primarily in military and oil and gas operations.

By early 2004, Texoga had made significant progress in its testing program and procurement negotiations for Deto-Stop; built a 10 million gallon per year biodiesel refinery in Conroe, Texas; and bought a fleet of eight demilitarized Leopard I chassis for conversion into Jumbo Firefighting Tanks. In January 2004, Texoga incorporated three subsidiaries for the purpose of segregating its business initiatives into discrete operating units:

•	Our company, which was originally named Aegis Products, Inc., was organized to continue the testing and commercialization of the Deto-Stop system.

•
Safe Renewables, Inc. (“SRC”), which was originally named Safe Fuels, Inc., was organized to operate the biodiesel refinery and continue the development and commercialization of biodiesel production systems.

•	Armored Technologies, Inc. (“ATI”) was organized to pursue the commercialization of the Jumbo Firefighting Tank and ancillary safety technologies.

By late 2004, after Texoga had raised a cumulative total of $5.2 million in equity from private placements to accredited investors, its board of directors concluded that Texoga and its subsidiaries would be better able to finance their activities as stand-alone companies, rather than as members of a consolidated group. Therefore, Texoga’s board of directors decided to restructure Texoga’s operations and spin off its three subsidiaries to Texoga’s shareholders effective December 31, 2004. Since December 31, 2004, Texoga, our company and our two former sister companies have operated as separate entities, but cooperated in numerous respects including the sharing of office facilities and certain administrative staff and the joint development of certain projects. Immediately after the spin-offs, Texoga, our company, SRC and ATI were each owned proportionally by 100 shareholders who originally invested in Texoga. Since the spin-offs, our company has issued approximately 16.4 million shares to investors who have no substantial interest in Texoga, SRC or ATI; and SRC has issued approximately 11 million shares to investors who have no substantial interest in Texoga, ATI or our company. The following table identifies the individuals who are directors or officers of our company, or 5% beneficial owners of our common stock, who also serve as directors or officers of, or have substantial beneficial ownership interests in, Texoga, SRC or ATI.

	Our Company (31,265,561 total shares)		Texoga (14,906,830 total shares)		SRC (28,461,945 total shares)		ATI (14,906,830 total shares)
	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
David Holland	3,077,500	9.8%	3,077,500	20.6%	3,077,500	10.8%	3,077,500	20.6%
Mahesh Kanojia	1,605,000	5.1%	1,605,000	10.8%	2,355,000	8.3%	1,605,000	10.8%
Fred O’Connor	400,000	1.3%	199,734	1.3%	100,000	0.4%	100,000	0.7%
Robert Wilson	200,000	0.6%	200,000	1.3%	100,000	0.4%	100,000	0.7%
Rich DeGarmo	100,000	0.3%		0.0%	871,000	3.1%		0.0%

The following table identifies all directors, officers, consultants and professionals who have significant responsibilities to our company and also have significant responsibilities to Texoga, SRC or ATI.

	Our Company	Texoga	SRC	ATI
Mahesh Kanojia	Consultant	Director	Consultant	Director
John Petersen	Legal Counsel	Legal Counsel	Legal Counsel	Legal Counsel
Steven McGuire	Consultant	President	Consultant	President
Rich DeGarmo	Director	—	President	—

We believe our company is not directly or indirectly controlled by or under common control with Texoga, SRC or ATI. Accordingly, we believe our company is not properly classified as an “affiliate” of Texoga, SRC or ATI under applicable SEC rules. Our company is, however, closely related to Texoga, SRC and ATI because all four entities were originally part of Texoga and the core group of 100 original Texoga shareholders collectively own approximately 47.6% of our shares; approximately 52.4% of SRC’s shares; and all of Texoga’s and ATI’s shares.

From inception through mid-2006, we engaged in a largely unsuccessful effort to complete live fire testing and obtain military procurement contracts for the Deto-Stop explosion prevention system. In December 2006, we changed our name to Biofuels Power Corporation, assumed control over two partnerships described below that were organized and syndicated by Texoga during 2006, raised approximately $1.5 million in equity from the sale of common stock and reformulated our business plan to focus on building and operating distributed electrical generating plants in the metropolitan Houston area that are fueled by biodiesel and renewable diesel.

Texoga Biofuels Partners 2006-I (“TBP-I”), a Texas limited partnership, was syndicated by Texoga in April 2006 and raised $3.5 million from the private sale of 3,500 units of limited partnership interest to 36 accredited investors. After paying selling commissions of 10% to M1 Energy Capital Securities LLC, the net capital of TBP-I was $3,150,000. TBP-I provided the principal financing for a biodiesel fueled electric power generating facility in Oak Ridge North, Texas. In December 2006, Texoga assigned its general partner interest in TBP-I to us with the written consent of a 2/3 majority of the limited partners. While we assumed all of Texoga’s rights and obligations as general partner of TBP-I, we did not issue any securities or pay any consideration to Texoga in connection with the assignment. After assuming our role as general partner of TBP-I, we offered to exchange shares of our common stock for TBP-I units. Since December 2006, we have issued 4,417,500 shares of our common stock to purchase 2,245 TBP-I units; purchased 500 TBP-I units for cash; and purchased the remaining 755 TBP-I units for convertible subordinated notes. At the date of this annual report on Form 10-K, we have acquired all 3,500 TBP-I units, dissolved the partnership and assumed direct ownership of the Oak Ridge North facility.

Texoga Biofuels Partners 2006-II (“TBP-II”), a Texas limited partnership, was syndicated by Texoga in August 2006 and raised $3.5 million from the private sale of 3,500 units of limited partnership interest to 45 accredited investors. After paying selling commissions of 10% to M1 Energy Capital Securities LLC, the net capital of TBP-I was $3,150,000. TBP-II provided substantial financing for a biodiesel fueled electric power generating facility in Montgomery County Texas. In December 2006, Texoga assigned its general partner interest in TBP-II to us with the written consent of a 2/3 majority of the limited partners. While we assumed all of Texoga’s rights and obligations as general partner of TBP-II, we did not issue any securities or pay any consideration to Texoga in connection with the assignment. After assuming our role as general partner of TBP-II, we offered to exchange shares of our common stock for TBP-II units. Since December 2006, we have issued 4,318,326 shares of our common stock to purchase 3,050 TBP-II units. On the date of this annual report on Form 10-K, we own a 10% general partner interest in TBP-II, together with 87.1% of the limited partner interests.

The exchange of TBP-II units for shares of our common stock has not changed the structure of TBP-II or adversely impacted the rights of its limited partners. However, as the beneficial owner of 87.1% of the limited partner interests, we have voting control over the partnership and are entitled to receive the same distributions the original limited partners would have received. Under the applicable agreements, the holders of the TBP-II units that we do not own are entitled to receive 12.9% of any federal tax credits generated by our Montgomery County facility until they receive cumulative distributions of $900,000. Thereafter, they will be entitled to receive 1.9% of any federal tax credits generated by our Montgomery County facility until we exercise the buy-out rights specified in the partnership agreement. Our consolidated financial statements reflect the rights of the TBP-II  limited partners as a minority interest. In light of our current ownership of 87.1% of the limited partnership interests, we do not expect the minority interests to have a material impact on our future net income.

None of the limited partners of TBP-I or TBP-II had any relationship with our company, Texoga, SRC or ATI on the dates of their original investments. In October 2007, Alan Schaffner, a former limited partner of TBP-I and TBP-II who exchanged his units for shares of our common stock was appointed to our board of directors.

We issued $641,750 in convertible subordinated notes to acquire 755 TBP-I units. At the date of this annual report on Form 10-K, the holders of $450,500 in notes have exercised their conversion rights and we have issued 600,665 shares of common stock in exchange for the notes. The $191,250 in remaining notes are unsecured and subordinated to all future senior indebtedness, including bank debt; bear interest at the rate of 12.5% per year, payable quarterly; and are due on the fourth anniversary of the issue date. If our common stock is trading on a national securities exchange or the OTC Bulletin Board on the due date and satisfies certain volume and market price requirements, we will have the option, with payee partner consent, to either pay the principal in cash, or issue shares of the Company’s common stock valued at $3 per share.

The following organization chart is a graphic depiction of the ownership relationships between our company, TBP-I and TBP-II, Texoga, SRC, ATI and the original Texoga shareholders.

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiary Alternative Energy Consultants, LLC. Our executive office is located at 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas 77380. Our telephone number is 281-364-9500.

Introduction: The delivery of useful energy to industrial, commercial and residential buildings in the United States has evolved over many decades into a complex and inherently inefficient dual-pronged system:

•
Electricity for lighting, refrigeration, communications and electrical equipment comes almost exclusively from centralized power plants that serve users through a complex transmission and distribution grid; and

•	On-site heating systems that typically use oil or natural gas to fuel boilers and furnaces generally provide space heating, hot water and industrial process heat.

           This dual-pronged energy delivery system has persisted despite a general recognition that the cogeneration of electricity and heat, a practice known as “combined heat and power,” or “CHP,” can be significantly more energy efficient. With the exception of large-scale industrial applications like oil refining and petrochemical and paper manufacturing, CHP has not attained general acceptance. Even with technical improvements, the electric power industry discharges roughly twice the energy in the form of heat than it delivers to users in the form of electricity. While on-site heating systems usually have better thermal efficiency than centralized power plants, they too suffer from significant heat loss. These inefficiencies in centralized power plants and on-site heating systems are a major contributor to rising atmospheric CO2 levels. We believe political and economic pressures to limit the use of fossil fuels will favor the use of alternative energy technologies.

           We are pioneering the use of biodiesel and renewable diesel to fuel small-scale distributed electrical power generating plants that include ancillary heating and cooling facilities and are located in close proximity to the end-users they serve. We use the term “Integrated Energy Systems,” or “IES,” to describe these facilities. We believe Integrated Energy Systems can reduce demand on the nation's utility grid, increase energy efficiency, reduce air pollution and greenhouse gas emissions, protect against power outages, and, in many cases, significantly reduce total energy costs for end-users.

We began producing electricity and selling power into the ERCOT grid in 2007. We did not begin producing electricity and selling power into the Entergy grid until 2008. Accordingly our revenues to date from power sales have been limited. While we own and operate equipment for the refining, blending and reprocessing of biodiesel, we are not engaged in the business of manufacturing biodiesel for sale to others and we only refine, blend and reprocess biodiesel for use in our generating facilities. We believe our refining, blending and reprocessing equipment is sufficient for our current and anticipated needs.

Biodiesel is a diesel fuel substitute that is made from 100% renewable raw materials such as plant oils and animal fats and has almost the same energy density (120,000 BTUs per gallon) as petroleum-based diesel (132,000 BTUs per gallon). Renewable diesel is a broader class of diesel fuel substitutes that are derived from 100% renewable plant and animal sources, including certain byproducts that remain after agricultural products are processed into foods, cosmetics and other products. In this annual report on Form 10-K, we use the term “off-spec” to describe biodiesel that is made from fats and oils that solidify at cooler temperatures and is not suitable for transportation applications, and renewable diesel that satisfies the technical requirements of various Federal and State programs that encourage the production and use of renewable fuels.

The process that transforms raw plant oils and animal fats into biodiesel is called transesterification. The reaction is accomplished through a relatively simple process of mixing lye and methanol with raw plant oil or animal fat; separating the resulting biodiesel (90%) and glycerin (10%) using conventional gravity separation; and removing any free methanol and water by passing the finished biodiesel through a high-temperature evaporator. Biodiesel production does not create toxic byproducts. Since the carbon dioxide released when biodiesel is burned was removed from the air during production of the feedstock, biodiesel is a “carbon neutral” fuel that does not contribute to the accumulation of Atmospheric CO2. Biodiesel also emits fewer ancillary pollutants such as unburned hydrocarbons, sulfates, carbon monoxide and soot. Biodiesel is the only alternative fuel that complies with the health effects testing requirements of the 1990 Clean Air Act Amendments.  It is also is the only alternative fuel that runs in any conventional, unmodified diesel engine. Other benefits of biodiesel include:

•	Reduced fire risk because the flash point of biodiesel is higher than petroleum-based diesel;

•	Reduced environmental risk because biodiesel is non-toxic and biodegradable;

•	Reduced reliance on limited natural resources like coal, oil and natural gas;

•	Reduced competition for uncertain imported energy supplies; and

•	Significant long-term benefits for agriculture and the domestic economy.

           Biodiesel can be stored anywhere that petroleum-based diesel fuel is stored. It is safer to handle and transport because biodiesel is biodegradable and has a higher flashpoint (260°F) than petroleum-based diesel (130°F). Biodiesel can also extend the life of diesel engines because it is more lubricating than petroleum-based diesel fuel, while fuel consumption, power output, and engine torque are relatively unaffected.

           Business: The initial focus of our business is on an eight-county region surrounding Houston, Texas that is generally referred to as the Houston-Galveston-Brazoria Eight Hour Ozone Non-Attainment Area (the “HGB”). The HGB has chronic air quality problems because of the density of petrochemical plants and other heavy industry. As a result, the Texas Commission on Environmental Quality (the “TCEQ”) has adopted a variety of source control regulations and strategies to combat air pollution and improve air quality within the HGB.

           We believe the use of biodiesel and renewable diesel in IES facilities can increase air quality in the HGB and provide needed additional generating capacity without adversely impacting the petrochemical and other industries that are the economic lifeblood of the region. We also believe the collateral benefits of our strategy to use biodiesel and renewable diesel in distributed IES facilities, as compared with centralized generating plants, include:

•	Rapid response to changing demand requirements at a low cost per megawatt (“MW”) of installed capacity;

•	Reduced demand for generation, transmission and distribution upgrades in congested electric service areas and rapidly growing markets;

•	Increased grid stability from IES facilities located in close proximity to end-users;

•	Reduced reliance on fossil fuels for heating and cooling and lower toxic emissions than coal or petroleum fueled generators;

•
Relative insensitivity to fuel prices due to high overall efficiencies achieved at IES facilities, including the use of waste heat to operate absorption type air conditioning systems (displacing electric-powered refrigeration during periods of peak summer demand); and

•	First mover advantages from producing green electricity in the 4th largest metropolitan area in the country.

           Operations: Our current operations are conducted at two sites in Montgomery County, Texas. Both of our facilities are located approximately 35 miles north of downtown Houston; are within one mile of I-45, the major north-south highway from Houston to Dallas; and are in close proximity to The Woodlands, a 35,000 household master-planned community that has been the best-selling residential community in Texas since 1990.

           At the date of this annual report on Form 10-K, we have:

•
Leased a 1/2-acre industrial site from the City of Oak Ridge North on a 44-month renewable ground lease; built a 3,000 square foot building and control room; and installed a biodiesel fueled generating plant that has 15,000 gallons of heated fuel storage and uses three Caterpillar diesel generators with a combined capacity of approximately 5 MW;

•
Leased a 1.5 acre industrial site in an unincorporated area of Montgomery County on the outskirts of The Woodlands, Texas; built a 2,200 square foot building and control room; and installed a biodiesel fueled generating plant that has 25,000 gallons of heated fuel storage and uses a General Electric Combustion Gas Turbine generator with a rated capacity of just under 10 MW;

•
Commenced additional site preparation at our Montgomery County facility for a second biodiesel fueled generating plant that will use a boiler system in conjunction with a Westinghouse steam turbine to generate approximately 2.5 MW;

•
Purchased a heat recovery steam generator (“HRSG”) system that will recover waste heat from our existing diesel turbine and use that waste heat to power a companion steam generator, thereby adding up to 10 MW of additional generating capacity without increasing our fuel costs; and

•
Commenced planning for ancillary systems to collect waste heat from our generators and use that waste heat to provide space heating, air conditioning and industrial process heat to customers who operate in close proximity to our facilities.

Our Oak Ridge North facility uses reciprocating diesel engines to power its generators and has the most stringent fuel quality requirements. While the Oak Ridge North facility has heated fuel storage systems and can use biodiesel made from animal fats and other oils that are not suitable for use in transportation fuel because they solidify in cooler weather, the engines require a high quality biodiesel fuel that meets ASTM standards. Initially, all of the biodiesel used in our Oak Ridge North facility was refined by SRC. Recently, we have identified a number of other biodiesel refiners who produce off-spec products that meet ASTM standards but are not suitable for use in transportation applications. Since many of these refiners have more advantageous feedstock supply contracts than SRC, they are frequently able to offer a more competitive price than SRC. In order to maximize our gross income from power generating activities, we intend to opportunistically purchase off-spec biodiesel for our Oak Ridge North facility from the lowest cost producer.

Our Montgomery County Facility uses a diesel turbine to power its generator and has greater flexibility to use either off-spec biodiesel or certain types of renewable diesel that have appropriate energy content and meet the fuel requirements for the turbine. Initially, all of the biodiesel used in our Montgomery County facility was refined by SRC. Recently, we have identified a number of biodiesel refiners and other industrial processors of plant oils and animal fats that produce finished products or byproduct streams that are suitable for use as turbine fuel. Since the biodiesel producers frequently have more advantageous feedstock supply contracts than SRC and the industrial processors are typically selling byproduct streams, they are frequently able to offer a more competitive price than SRC. In order to maximize our gross profit from power generating activities, we intend to opportunistically purchase off-spec biodiesel and renewable diesel for our Montgomery County facility from the lowest cost producer.

Our planned boiler systems will be able to use off-spec biodiesel, renewable diesel, gasified glycerin, natural gas and other petroleum products to generate heat for our steam turbines. We believe the ability to burn a variety of fuels and adjust our fuel mix in response to market conditions will increase our ability to opportunistically purchase suitable fuel from a wide variety of sources, minimize our fuel costs and maximize our gross income from IES activities.

           We completed the necessary shakedown testing, performance evaluations and emissions testing at our Oak Ridge North facility in February 2007. The Oak Ridge North facility was then connected to the Electric Reliability Council of Texas (“ERCOT”) grid and placed in service. ERCOT serves the deregulated electricity market for 75% of the State of Texas. Our Oak Ridge North facility was the first generating plant in the United States to deliver electricity to the grid running entirely on biodiesel. We completed the necessary shakedown testing, performance evaluations and emissions testing at our nearby Montgomery County facility in December 2007. The Montgomery County facility was then was connected to the Entergy Gulf States grid and placed in service. Entergy services 2.7 million utility customers in Texas, Arkansas, Louisiana and Mississippi and is interconnected with the nationwide Federal Energy Regulatory Commission (“FERC”) grid. We believe the ability to sell electricity to customers in two major electric power grids will facilitate our planned growth.

We currently operate our Oak Ridge North and Montgomery County facilities as “peaking plants,” which means that we operate the facilities during periods of peak demand when the price for electricity is high and suspend our operations during low-demand periods when electricity prices are lower. In light of the relatively high cost biodiesel and renewable diesel, we continuously monitor our expected revenue from power sales and suspend operations when the value of the electricity we produce would be less than the cost of the fuel we consume. Under normal conditions, we expect to operate our facilities for approximately six hours per day during the winter and for up to 18 hours per day during the summer.

           Our power generation operations are conducted at fixed locations using a variety of generator technologies. As a result, we can and do:

•	Use exhaust gasses to heat storage tanks for biodiesel made from less expensive feedstock including animal fat and high pour point plant oils that are not suitable for use in transportation fuel; and

•	Use off-spec biodiesel that results from processing errors made by new entrants in the biodiesel industry who have not yet optimized their equipment, systems and processes.

When our planned boiler and steam turbine is installed and operational, we intend to evaluate the potential for gasifying glycerin and other by-products of biodiesel production, and using those byproducts together with readily available biomass, to satisfy all or part of the fuel requirements for the boiler system.

           Our Montgomery County facility is adjacent to a 30 million gallon per year biodiesel refinery operated by our former sister company SRC. The site is served by an old Union Pacific rail spur that requires an extension and upgrade, but will allow us to receive bulk shipments by rail. It is also adjacent to a 250-acre tract of undeveloped land that is zoned for industrial use. In cooperation with the Houston Advanced Research Center and several development partners, we have applied for a DOE grant to develop the nation’s first green energy industrial park on the adjacent tract, and use the waste heat from our Montgomery County facility to provide IES to future tenants. If our plans to develop a new industrial park are realized, that development should allow us to create a significant supplemental income stream from the waste heat that would otherwise be lost, but has substantial value for industrial heating and refrigeration.

           We have identified a number of inactive electric generating and cogeneration facilities in the HGB that are owned by others but may be available for lease or purchase. We believe that the HGB presents significant potential for the acquisition of IES facilities and for operating partnerships with owners of established cogeneration facilities.

           Biodiesel Supply and Production: Biodiesel can be manufactured from almost any plant oil or animal fat. However, the physical characteristics of the resulting fuel depend in large part on the physical characteristics of the original feedstock. Plant oils like soy and cottonseed that remain liquid over a wide temperature range are converted into biodiesel that remains liquid over a wide temperature range and can be easily used in transportation. Animal fats and plant oils that solidify at cooler temperatures produce biodiesel that solidifies at cooler temperatures. As a result, biodiesel made from these types of oils is generally not desirable for use in automobiles, trucks and other transportation applications where the fuel will be exposed to cooler weather conditions.

Biodiesel and renewable diesel are classified as renewable fuels that are eligible for refundable federal credits of $1.00 per gallon for fuels manufactured from new plant oils, fats and other virgin agricultural products and $0.50 per gallon for fuels produced from non-virgin oil and fats. For fuels used in transportation, the credit is claimed as an offset against the federal excise tax for motor fuels. For fuels used in IES and other off-road applications, the credit is paid directly by the federal government. Our business plan depends on the continued availability of tax incentives and other governmental subsidies. If the subsidy regime is modified in a way that significantly curtails the amount of available subsidies, the negative impact on our company could be substantial.

           The cost of feedstock depends largely on whether the feedstock has an alternate use, either for cooking oil or as food for people or animals. Virgin plant oils like soybean oil that have significant value in the food market are generally far more expensive than other feedstock materials like tallow that have limited value in the food market. Over the last year, for example, soybean oil has traded in the range of $0.33 to $0.52 per pound, while tallow and yellow grease have traded in the range of $0.20 to $0.33 per pound. The following graph has been derived from data published by Jacobson Fats & Oils Bulletin and shows, for the period from January 2006 through February 2008, the average monthly prices for the principal fats and oils we use for biodiesel feedstock.

Biodiesel requires approximately eight pounds of feedstock for each gallon of finished fuel. It also requires ancillary raw materials (principally methanol and lye) that cost an average $0.25 per gallon of finished fuel. At current feedstock prices, biodiesel can be more expensive than petroleum-based diesel. While various credits and agricultural support payments improve the economics of biodiesel production, it is difficult to profitably produce biodiesel at current feedstock prices. The following table provides summary information on the various classes of feedstock that are used for biodiesel, the flexibility of feedstock supplies, and the relative cost of finished biodiesel produced from each class of feedstock.

FEEDSTOCK	COST	SUPPLY FLEXIBILITY	BIODIESEL COST
Virgin plant oils: Soy, palm, canola, corn, etc.	High: $0.40-$0.55 per lb	Fixed: Dependent on annual	$2.70 to $3.90 per gallon after tax credits
Virgin animal fats: Lard, tallow, poultry fat, fish oil	Moderate: $0.25-$0.35 per lb	Fixed: Dependent on meat, poultry and fish production	$2.40 to $2.80 per gallon after tax credits
Recycled feedstock: Used restaurant and trap grease	Low: $0.20-$0.30 per lb	Fixed: Dependent on restaurant fryer activity	$1.60 to $2.00 per gallon after tax credits
Source: Jacobsen Fats and Oils Bulletin.

IES is a stationary activity, meaning that IES facilities are built in a fixed location with the intention of operating from that location for years. In a fixed location, it is a simple matter to use exhaust gases to heat storage tanks and fuel lines. Since we have the ability to heat our fuel systems and fuel costs are the most expensive component of our overall operating costs, we plan to use biodiesel made from less desirable feedstock supplies like beef tallow, pork tallow, chicken fat and palm oil whenever possible. We believe our ability to use biodiesel made from feedstock sources that are not suitable for transportation fuel will help us to control our fuel costs and maximize our gross profit contribution from power generating activities.

During most of 2007, we bought the biodiesel we required from SRC. Over the last few months, principally in response to rising feedstock prices, we have developed several reliable supply channels for off-spec biodiesel and renewable diesel produced by others. This category includes biodiesel that has been produced for use as transportation fuel and rejected by potential purchasers because it solidifies at cooler temperatures; biodiesel that was improperly processed and contains one or more impurities that would not be acceptable in transportation applications; and certain byproduct streams from industrial processing of plant oils and animal fats that meet all applicable standards for renewable diesel under Federal and State programs. Our recent experience has demonstrated that we can use off-spec ASTM grade biodiesel in our Oak Ridge North facility and use either off-spec biodiesel or renewable diesel in our Montgomery County facility with minimal or no reprocessing. In general the cost of off-spec biodiesel and renewable diesel, before tax credits, compares favorably with the cost of the cheapest transportation grade biodiesel after tax credits.

           We intend to opportunistically purchase off-spec biodiesel and renewable diesel in the open market. Since there are numerous producers of biodiesel that are encountering difficulties in their efforts to sell off-spec products into the transportation market and a wide variety of industrial processors of plant oils and animal fats that generate byproduct streams that qualify as renewable diesel, we believe that competition among potential suppliers of off-spec biodiesel and renewable diesel is intense. We have encountered no difficulties in sourcing and procuring adequate fuel supplies from third-party vendors in recent months and we do not anticipate difficulties in obtaining adequate fuel supplies in the future. Nevertheless, our experience in the off-spec biodiesel and renewable diesel markets is limited and we have not entered into long-term contracts with any suppliers. Accordingly, we cannot provide any assurance that sufficient quantities of off-spec biodiesel and renewable diesel will be available at attractive prices and in quantities sufficient to serve our future needs.

As a back-up to our activities in the off-spec biodiesel and renewable diesel markets, we have negotiated a long-term requirements-based supply relationship with SRC that gives us the right to buy up to 1.6 million gallons of biodiesel per month. We are not obligated to purchase any biodiesel from SRC. If we elect to have SRC process fuel for us under the tolling contract, we will provide all required raw materials to SRC and pay a processing fee of $0.50 per gallon. SRC will then process our raw materials and deliver the finished biodiesel to us. Our contract with SRC is sufficient to fuel up to 40 MW of IES capacity.

Electric Power in Texas: The generation, distribution and sale of electricity in Texas is managed by ERCOT, which operates the high voltage transmission and distribution grid and manages the deregulated market for approximately 75% of the State. Unlike other regions in the United States, the ERCOT grid functions as a single regulated system instead of as a network of cooperating utility companies. While the high voltage transmission and distribution of electricity are regulated, the production and retail sale of electricity are deregulated.

Within the ERCOT system, there are over 100 power generating companies (“PGCs”) that own facilities for the generation of electricity, approximately 130 certified retail electric providers (“REPs”) that sell electricity to end-users and approximately 180 registered power marketers (“RPMs”) that act as wholesale intermediaries between the PGCs and REPs. Under Texas law, only RPMs and REPs can purchase electricity from PGCs and sell to retail end-users. REPs are not allowed to own generating facilities, so all retail electricity is purchased in the competitive ERCOT wholesale marketplace. Most electric power in ERCOT is sold under bilateral contracts, but long-term contracts of two years or more are very rare. Much of the electricity generated is sold in very short-term contracts and roughly 5% is sold in a daily “balancing market” based on bids submitted the previous evening. Most wholesale electric prices are indexed in some way to natural gas prices. For all but the periods of very low system load, gas units (which constitute 72% of the generating capacity in ERCOT) are the marginal units and are dispatched on their relative efficiency of converting natural gas to electricity. As a consequence, ERCOT wholesale prices closely track the price of natural gas in Texas, even for generators not fueled by gas. Municipal utilities, state power authorities and electrical cooperatives are not required to participate in the competitive retail electric market, although some of these do purchase power in the competitive wholesale market.

As a PGC in the ERCOT system, we have the option of selling our electricity:

•	under a short-term contract with an end-user;

•	under a long-term contract with an end-user;

•	to an RPM or REP for the balancing energy price that is established every 15 minutes;

•	to an RPM or REP for the day-ahead price that is established on a daily basis;

We can also pre-sell all or part of our electricity in the ERCOT futures market.

           Operating Revenues: The annual average wholesale producer’s price for electricity in Texas is approximately $65 per megawatt-hour, or “MWh.” During the summer months and other peak demand periods, producer’s prices increase to highs of $180 per MWh.  In addition to the sale of wholesale electrical power, we receive an IRS Excise Tax Rebate of up to $1.00 per gallon for renewable fuel that we use to generate electricity.

Our Oak Ridge North facility burns an average of 85 gallons of biodiesel for each MWh of electricity that it generates and fuel consumption at our Montgomery County facility currently averages 135 gallons per MWh. To avoid a situation where our fuel costs exceed our operating revenue, we must purchase fuel on opportunistic terms; carefully monitor the balance between fuel costs and electricity value; and restrict generating operations to peak demand periods when the value of the electricity we produce is greater than the cost of the fuel we consume. Our current practice of operating during peak price periods and remaining idle when prices are lower does not fully utilize our generating capacity and our business model will not be successful in the long-run unless we can realize a premium price for our electricity and generate significant ancillary revenues. As our business matures, we hope to derive additional operating revenue from a variety of sources including:

•
Federal Excise Tax Rebate (FETR) Biodiesel and renewable diesel produced from virgin oils and fats and used as a fuel are entitled to a $1.00 per gallon rebate ($0.50 for non virgin oils and fats) from the Federal Government in the form of an Excise Tax Rebate.  IRS Form 720 is a quarterly report that allows registered blenders to request the rebate.

•
Green Electricity Premium (GEP) Electricity produced from biodiesel is classified as “green” electricity because the carbon dioxide released when biodiesel is burned was removed from the air during production of the feedstock. While we have not done so to date, we believe we may be able to obtain higher prices from end-users that are willing to pay a significant premium for the goodwill associated with environmentally conscious energy policies.

•
Heating and Air Conditioning Services (HACS) Waste heat produced by our generating plants is currently vented to the atmosphere and lost. Nevertheless, we believe our waste heat has substantial economic value to commercial and industrial concerns that operate in close proximity to our plants and can use our waste heat to satisfy their heating and air conditioning requirements. We plan to purchase and install a combination of heat collection and adsorption cooling equipment on each of our generating plants and to sell HACS to customers in the immediate vicinity of our plants. We believe the potential value of our planned HACS may equal or exceed the initial value of our power generation revenue.

•
Renewable Energy Credits (REC) RECs have been mandated as part of Texas’ deregulation of the electric utility industry. Generating facilities are granted RECs in direct proportion to the MWh of renewable energy produced from sources such as hydro, wind, solar, biogas and renewable fuels. In turn, all retail electric providers in Texas are required to hold RECs based on the level of their annual retail sales in the state. RECs trade separately from the produced electricity and have an independent value determined by market forces. Since 2003, RECs in Texas generally have traded in the $10 to $13 per MWh range, although recent trading data implies a softening of demand and concomitant reduction in REC value.

•
Emission Reduction Credits (ERC) The HGB Mass Emission Cap & Trade program was adopted in December 2000. The program is managed by the TCEQ and establishes emission caps for the HGB. The emissions covered by the program include nitrous oxide; volatile organic compounds; carbon monoxide; sulfur dioxide; and particulates. Since biodiesel, or biodiesel combined with additives or catalytic converters, can reduce emissions in each of the covered emissions classes and all of our current and planned operations will be conducted within the HGB, we may be able to generate substantial emission reduction credits.

•
Greenhouse Gas Credits (GGC) Large quantities of CO2, a “greenhouse gas” that is widely believed to be a principal cause of global warming, are produced whenever hydrocarbons are used for fuel. At present, there are no Federal, State or local regulations that restrict the production of CO2 or other greenhouse gases. Nevertheless, increased awareness of global warming and other problems associated with greenhouse gas emissions is driving efforts throughout the industrialized world to regulate and restrict future CO2 emissions. If CO2 emission standards are adopted, biodiesel is likely to become a preferred fuel because it is carbon neutral. It is presently impossible to predict whether CO2 reduction initiatives will be adopted in the State of Texas, when such initiatives might be adopted or the potential value of any future carbon reduction credits that may be available to us.

Our Oak Ridge North facility was connected to the ERCOT grid in February 2007 and our Montgomery County facility was connected to the Entergy grid in December 2007. At the date of this annual report on Form 10-K, neither facility has had a sufficient operating history to be classified as a “base load” facility. To be classified as a base load facility, a power generating plant is typically required to demonstrate reliable power generation for a period of six to nine months. Until our Oak Ridge North and Montgomery County facilities are classified as base load facilities, it will be difficult for us to negotiate contracts with  s that provide for a GEP because we will not be able to assure potential customers that our generating facilities will be able to meet their requirements.

           There is no assurance that our plans to augment our revenue from electricity sales with the incentives described above will be successful. Even if we realize substantial ancillary revenues from these sources and others, there is no assurance that our revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly increase our operating revenue or significantly reduce our fuel costs, our business will fail.

           Sales and Marketing: We began generating electricity at our Oak Ridge North facility in February 2007. Our power marketing activities for electricity generated at the Oak Ridge North facility are conducted by Fulcrum Power Services, LP, an ERCOT RPM that receives a flat fee of $6,000 per month from us. Currently, our electricity is sold into the ERCOT grid for the balancing energy price, which is determined every 15 minutes based on prevailing supply and demand considerations. The balancing energy price typically ranges from lows of $20 per MWh to highs of $180 per MWh, and averages approximately $65 per MWh on an annual basis.

We began generating electricity and selling power from Montgomery Country facility in January 2008. Within the Entergy service territory we can only sell to electric cooperatives, municipal electric systems or private electric utilities.  Our Montgomery County facility is a qualified small power producer under federal law and is therefore entitled to sell its output for the prevailing price, which electric utilities are required to pay. Entergy is currently purchasing the output of our Montgomery County facility under the small power producer tariff on file with the FERC. Texas already has retail competition within the territory served by ERCOT grid and has statutory authority to extend that retail competition to Entergy’s territory under transition plans now being studied by the Public Utility Commission. The applicable pricing under Entergy’s small power producer tariff is generally comparable to ERCOT pricing.

While we believe we will be able to negotiate a significant GEP when our generating facilities have established a track record for reliability and performance, we are unable to predict the amount of the potential GEP or the period of time that we will be required to sell our electricity at the lower balancing energy price before we can enter into an end-user contract. Since the balancing energy price is significantly lower than the price we hope to realize over the long term, delays in obtaining an end-user contract or less favorable terms than we presently anticipate may adversely impact our current and future operating performance.

Since we are not yet able to sell green electricity under long term contracts, we cannot specifically identify the principal potential markets or likely customers for green electricity. However, we believe that green electricity will be attractive to industrial users that need to reduce their overall air pollution profile, environmentally conscious consumers that want to make a tangible contribution to air quality, and retail stores, restaurants and other commercial establishments that want to project an environmentally conscious image to the general public.

           Newly formed subsidiary: In August 2007, we organized a subsidiary limited liability company named Alternative Energy Consultants, LLC (“AEC”), which will engage in the business of designing and building standardized biodiesel refineries and IES facilities for our company and third parties. Our ultimate goal for AEC is to develop an engineering staff for the design work; a fabrication division to manufacture key components; and a field staff to provide procurement, construction and operating services. AEC’s initial designs are based on modifications to the SRC refinery and our Oak Ridge North and Montgomery County facilities. As we develop additional experience in the development and construction of new IES facilities, those designs will also be made available to third parties through AEC.

           Competition: In the electric power markets, we compete with all major utilities that provide power to the ERCOT and Entergy grids, and a variety of small power producers including CHP facilities, wind farms and solar power installations. While we operate our Oak Ridge North and Montgomery County facilities as peak load plants, we will have limited ability to secure bilateral contracts for sale of our electricity. Until we are able to sell green electricity under long-term contracts, we will operate in a largely non-competitive market segment consisting of small electricity generators who can either produce electricity and sell it for the prevailing price or refrain from producing and selling electricity. If, as and when we are able to market green electricity to end-users, our principal method of competition will be to emphasize the environmental benefits of our electricity as compared with electricity produced from coal fired plants and other sources.

Most of our competitors have greater financial resources and lower fuel costs than we do; are able to produce electricity for a lower cost per MWh than we can; and are better able to withstand periods of low electricity prices without suffering negative cash flow from generating activities. In the markets for green and renewable electricity, we will compete primarily with wind farms and solar power installations, which offer the same renewable and clean power advantages that we do while incurring significantly lower operating costs.

At present substantially all CHP facilities located within the ERCOT and Entergy territories are facilities that provide heat and power to a single end-user. We are not aware of any plans to install facilities like ours that are designed to provide integrated energy services to multiple customers. If we are successful in our efforts to develop a green energy industrial park on an adjacent property, we expect to have a captive market for our electric power and ancillary heat and cooling services. Since our planned industrial park will be one of a handful of sites between Houston and Dallas that have ready rail access, we believe it will be an attractive location for a wide variety of potential tenants. However, there can be no assurance that we will be able to attract tenants that have substantial requirements for electricity, heating and cooling. Under the circumstances, there is no assurance that we will ever be able to compete effectively.

Regulatory Compliance: All phases of designing, constructing and operating biodiesel powered facilities for the generation of electricity are subject to environmental regulation by various federal and state government agencies, including, but not limited to, the EPA, the Texas Commission on Environmental Quality (“TCEQ”) and other agencies in each jurisdiction where our existing and proposed facilities are located. Environmental laws and regulations relating to exhaust emissions, air and water quality and the discharge of pollutants in general are extensive and have become progressively more stringent. Since biodiesel is non-toxic and biodegradable, and emissions from the combustion of biodiesel are lower than emissions from the combustion of other liquid fuels, we have not been required to incur substantial costs to ensure compliance with applicable environmental laws and regulations. Nevertheless, applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be adversely affected.

Our current and planned operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, amend, comply with, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain, amend to conform to our operations, or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operation. To date, our expenditures for regulatory compliance have not been material, but we expect the cost of regulatory compliance to increase as our business develops.

           Research and Development, Patents and Intellectual Property: During the last two years, we have no material expenditures for activities that are properly classified as research and development. We do not own any patents and our business plan is not based on intellectual property other than the know-how and experience of our directors, officers and key employees.

           Employees: We have nine employees at the date of this annual report on Form 10-K including a two-member management and business development team, two administrative employees, an operations engineer and four operations employees. We also use part-time independent contractors to perform a variety of specialized services. Over the next twelve months, we plan to hire six additional employees for our engineering and management teams. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.  For construction of facilities, the company uses outside construction firms and subcontract labor to supplement our workforce.

Exchange Act Registration, Periodic Reporting and Audited Financial Statements

           We have registered our common stock under the Securities Exchange Act of 1934 and are required to file annual and quarterly reports, proxy statements and other reports with the SEC. All reports and other filings we make with the SEC will be available on our corporate website at www.biofuelspower.com. We presently expect the costs of operating as a public company to increase our annual operating expense by $200,000 to $300,000.

ITEM 1A — RISK FACTORS

           Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this annual report on Form 10-K.

           We are an early stage company, our business is evolving and our prospects are difficult to evaluate.

           From inception through mid-2006, we engaged in an unsuccessful effort to negotiate military procurement contracts for an explosion preventing aluminum mesh fuel tank filler. In December 2006, we changed our name to Biofuels Power Corporation, raised approximately $1.5 million in new capital and assumed operational and legal responsibility for two partnerships that were organized by Texoga during 2006. This change in focus required us to establish purchasing and power distribution capabilities that we did not need in earlier periods. It has also significantly increased the amount of capital required for fuel inventories and increased our exposure to upstream commodity price and downstream power price fluctuations. We have no material operating history that you can rely on in connection with an investment decision. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to commodity and power price fluctuations and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing novel business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise substantial capital to finance our planned expansion, together with the losses we expect to incur as we begin a period of rapid growth;

•	Install our planned HACS facilities and design and build new IES facilities while maintaining effective control over the cost of new facilities;

•	Reduce the risk of commodity price swings and optimize the value of the GEP and HACS we produce through price hedging, forward contracts and similar activities;

•	Develop, implement and maintain financial and management control systems and processes to control the cost of our power generating activities;

•	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

•	Attract, retain and motivate qualified personnel; and

•	Manage each of the other risks identified in this annual report on Form 10-K.

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

The auditors report on our financial statements includes a going concern qualification.

For the years ended December 31, 2007 and 2006, we incurred net losses of ($3,531,327) and ($396,914) respectively. At December 31, 2007, we had approximately $1.3 million in working capital and our accumulated deficit was ($3,963.758. Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2007 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

We have significant weaknesses in our system of internal controls that could subject us to regulatory scrutiny or impair investor confidence, which could adversely effect our business and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls. At present, our system of internal controls does not satisfy all applicable regulatory requirements. Future efforts to bring our system of internal controls into compliance with Section 404 and related regulations will likely require the commitment of significant financial and managerial resources. If we fail in that effort, we could be subject to regulatory scrutiny or suffer a loss of investor confidence, which could adversely affect our business and our stock price.

We have engaged in significant related party transactions with former affiliates that may give rise to conflicts of interest, result in significant losses to our company or otherwise impair investor confidence, which could adversely effect our business and our stock price.

We have engaged in significant related party transactions with Texoga and SRC, which are both former affiliates of our company. The principal related party transactions during 2006 and 2007 include our prepaid purchases of approximately 208,000 gallons of biodiesel from SRC in 2006 and our purchases of 152,000 additional gallons of biodiesel from SRC during 2007, that collectively represented approximately 90% percent of the biodiesel we purchased for use in power generation activities; and approximately $407,000 we paid on behalf of Texoga and SRC in 2007, which represents their respective participations under a rent sharing arrangement for the office space that all three companies use as their principal executive office. While we are not controlled by or under common control with Texoga or SRC; the commonality of ownership between the three companies is declining; and all related party transactions must be approved by the disinterested members of our board of directors; related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely effect our business and our stock price.

All our officers are part-time employees who are engaged in other activities and will face conflicts of interest in allocating their time among their various interests.

Our CEO, Fred O’Connor presently serves as the Mayor of Oak Ridge North, Texas and also serves as a part-time employee of our company. Similarly, our CFO, Robert Wilson, is actively engaged in other business activities. While neither of our officers are engaged in activities that are competitive with our business, they will both face conflicts of interest in allocating their time among their various interests. To the extent that material conflicts of interest arise, those conflicts may have a material adverse impact on our business or stock price. We plan to hire a full-time CEO and a full time CFO, but can offer no assurance respecting the availability of suitably experienced executive officers, the amount of time required to complete our planned executive search, or the terms of any future employment agreement a newly hired executive officer will require.

Over the long-term, we must obtain a premium price for our green electricity or our business will fail.

           The annual average commercial price for electricity in Texas is approximately $65 per MWh. During the summer and other periods of peak demand, average prices increase to highs of $180 per MWh. If our net fuel costs after available tax rebates exceed our revenue from electricity sales we will lose money. Over the long term, we will not be able to profitably use biodiesel as fuel to generate power unless we are able to obtain a premium price for “green electricity.” We believe a variety of industrial, commercial and individual end-users will be willing to pay a significant premium for a reliable source of green electricity, but we have no end-user contracts at the date of this annual report on Form 10-K and will not be able to negotiate such contracts until we establish our reliability as a power producer. There is no assurance that our plans to augment our revenue from electricity sales with ancillary revenue from GEPs, HACS, RECs, ERCs and GGCs will be successful. Even if we realize substantial ancillary revenues from these sources and others, there is no assurance that our revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly increase our operating revenue or significantly reduce our fuel costs, our business will fail.

           Our growth strategy may not be executed as planned which could adversely impact our financial condition and results of operations.

           There can be no assurance that our rapidly evolving and inherently unpredictable growth strategy will be successful. For example, there can be no assurance that “green electricity” generated from alternative fuels will command a meaningful premium in the marketplace. Likewise, there can be no assurances that potential HACS customers will be willing to pay a reasonable price for HACS services. Similarly, there can be no guarantee that our investment in biodiesel fueled IES facilities will not be adversely impacted as a result of unanticipated changes in available technologies, fossil fuel prices or environmental regulatory policies. Execution of our growth strategy, if achieved, may take longer than expected or cost more than expected. Our growth strategy is dependent upon many variables, including, but not limited to, market, legislative and regulatory dynamics. Any change to any of these dynamics could affect the execution our growth strategy, including causing management to change its strategy.

           The operation and maintenance of IES facilities involves significant risks that could adversely affect our results of operations and financial condition.

           The operation and maintenance of IES facilities involves many risks, including start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. Our existing facilities in Oak Ridge North and Montgomery County were built with used equipment. Even if our equipment is maintained in accordance with good engineering practices, it may require significant expenditures to maintain adequate levels of efficiency and reliability. The risk of increased maintenance and capital expenditures is exacerbated by our current practice of running only during peak demand periods to maximize our revenues. Our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, our company could be subject to additional costs and/or the write-off of its investment in the project or improvement.

           We expect to incur substantial losses in the future as we expand our operations, build new facilities and develop new markets for our green electricity.

           We commenced generating activities at our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced generating activities at our 10 MW Montgomery County facility in January 2008. We expect to incur substantial losses in the future as we expand our operations, build new facilities and develop new markets for our green electricity. We believe our losses will be highest during winter months of the year when electricity prices are at their lowest. Even during the summer months, however, we do not expect our operations to be profitable unless we are able to negotiate a substantial GEP or develop substantial ancillary revenue from other sources. Accordingly, we expect to generate recurring losses until we can establish our reliability as a power producer and negotiate end-user contracts that provide premium prices for green electricity. Moreover:

•	we will incur substantial additional costs for procurement, marketing and administrative overhead as we retain new management and hire suitable operating personnel;

•
we will incur substantial additional depreciation and amortization costs associated with new facilities and those costs may be significantly greater than the per unit costs we have incurred to date; and

•	our activities as an active power producer will expose our company to commodity price risks on both the fuel we use and the electricity we generate.

In combination, the foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent our company from achieving profitability for an extended period of time. We expect to rely on equity financing to fund our operating losses and other cash requirements until we are able to negotiate a GEP and develop ancillary sources of revenue. If our net losses continue, we will experience negative cash flow, which will hamper current operations and prevent our company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

           The market prices for feedstock are highly volatile and subject to increasing pressure from alternative fuel producers, which may cause our results of operations to fluctuate.

           The principal raw materials used in the production of biodiesel are commodities that are subject to substantial price variations due to factors beyond our control. Commodity prices are determined from minute to minute based on supply and demand and can be highly volatile. As more producers enter the biodiesel business, competition for available feedstock supplies is expected to increase. There can be no assurances that our hedging activities will effectively insulate us from future commodity price volatility or that the value of the feedstock we use will not exceed the value of the electricity we generate. In the event that we are unable to pass increases in the price of raw materials to our customers, our operating results will suffer. We cannot predict the future price of our biodiesel feedstock and any material price increases will adversely affect our operating performance.

           Our activities cannot be fully hedged against changes in commodity prices and our hedging procedures may not work as planned or hedge counterparties may default on their obligations to us.

           We cannot fully hedge the risk associated with changes in feedstock and electricity prices. To the extent that we have un-hedged positions, fluctuating commodity and power prices can materially impact our results of operations and financial position. To manage our financial exposure to commodity and energy price fluctuations, we will routinely enter into contracts to hedge portions of our feedstock requirements and may enter into contracts to hedge portions of our generating capacity. As part of this strategy, we may enter into fixed-price forward purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Although we intend to devote a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures in place may not always be followed or may not always function as planned and we cannot eliminate all the risks associated with these activities. As a result of these and other factors, we cannot precisely predict the impact that risk management decisions may have on our business, results of operations or financial position.

           To the extent that we engage in hedging and risk management activities, our company will be exposed to the risk that counterparties that owe us money or commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, we might be forced to make alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, we might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including our company.

           In connection with our hedging and risk management activities, we may be required to guarantee or indemnify our performance relating to such activities. We might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in credit quality or changes in the market prices could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact our liquidity and financial position.

           We are dependent on tax incentives and other governmental subsidies.

           Our business plan depends on the continued availability of tax incentives and other governmental subsidies. If the Federal and/or State government decide to modify the subsidy regime in a way that significantly curtails the amount of available subsidies, the impact on our company could be substantial. While we believe the existing tax incentives and other governmental subsidies are not likely to change rapidly; there is no assurance that future incentives will be comparable with current incentives. Even with current incentives, there can be no assurance that our business will be profitable. The repeal or a material reduction of the tax incentives and other subsidies would materially impact our revenue and could force us to suspend or terminate operations.

           The repeal or modification of environmental laws favoring the use of biodiesel for power generation could reduce the demand for our green electricity and cause our sales and profitability to decline.

           In areas like the HGB that suffer from persistent air quality problems, the use of biodiesel as fuel for electric generators can permit users to significantly reduce their regulated emissions without requiring exotic pollution control equipment and other expensive modifications to existing facilities. Most industrial users of electricity require a reliable supply at a predictable cost and are unwilling to accept the inherent risk of supply-chain disruptions that accompany a new fuel like biodiesel or new production facilities like ours. Therefore, we believe we will be unable to earn a significant market position in the industrial power market until we can conclusively demonstrate our ability to reliably produce and deliver green electricity in the volumes required by industrial users. Since we believe the combination of tax incentives and environmental regulations make biodiesel-fueled electricity particularly attractive to industrial users, we believe the repeal or substantial amendment of federal and state air quality regulations could have a detrimental effect on our business and adversely affect our operating performance.

           We will not be able to offer direct performance or price advantages to end-users and our marketing efforts will be based primarily on environmental benefits.

           Electricity is a fungible commodity and green electricity has no performance advantages over electricity generated from nuclear, coal or gas-fired plants. Therefore, our only competitive advantages are indirect benefits from reduced emissions. While emission reduction benefits can have substantial value to end-users who are subject to regulatory compulsion to reduce their air quality footprint, that value can be difficult to quantify. If we are unable to identify environmentally conscious end-users who believe that the benefits of green electricity outweigh the premium price that we must obtain, our business will not be successful.

           Introducing green electricity to the market is time consuming and expensive and may not ultimately result in an operating profit.

           To achieve profitable operations, we must convince potential customers that green electricity generated from renewable fuels is worth a premium price. The cost associated with the introduction of green products can be very high and new product lines often generate substantial losses for an extended period of time before making a meaningful contribution to administrative overhead. There is no assurance that our green electricity will command a premium price in the market or that our marketing activities will be successful or profitable. Even if we are ultimately successful, delays, additional expenses and other factors may significantly impair our potential profitability and there is no assurance that our company will ever generate an operating profit.

           Violations of environmental regulations could subject our company to severe penalties and adversely affect our sales and profitability.

           The generation of electricity in biodiesel-fueled facilities is subject to regulation by various federal and state government agencies, including, but not limited to the EPA, the TCEQ and other agencies in each jurisdiction where our existing and proposed facilities are located. Environmental laws and regulations that affect our operations, and that are expected to affect our planned operations, are extensive and have become progressively more stringent. Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be adversely affected.

           We may be unable to obtain commercially reasonable terms on construction contracts for our planned power generation facilities.

           We served as our own contractor for our Oak Ridge North and Montgomery County facilities and performed all necessary engineering, procurement and construction work in-house or using third-party consultants. We have recently created a wholly-owned subsidiary named Alternative Energy Consulting LLC (AEC) to manage our engineering, procurement and construction work and perform comparable services for third parties. We presently own 100% of AEC, although our percentage interest is expected to decline as it hires additional staff and expands its operations. We plan to rely on AEC in connection with planned future expansion of our generating capacity. If we are not able to obtain commercially reasonable terms from AEC for any future acquisition and construction projects, our operations and planned growth could be adversely affected.

           We may need to increase cost estimates for the acquisition or construction of future IES facilities.

           The cost of engineering, procurement and construction for new IES facilities could increase significantly and there is no assurance that the final cost of any IES facilities we establish in the future will not be materially higher than anticipated. There may be design changes, material cost escalations or budgetary overruns associated with the construction of future plants. Any significant increase in the estimated construction cost of the plants could delay our ability to generate revenues or reduce the amount of revenues realized.

           Various risks associated with the construction of our planned generating facilities may adversely affect our sales and profitability.

           We may experience delays in the construction of our planned 10 MW CGT generating facility and any additional power generation facilities that we decide to build or acquire in the future. We may also encounter defects in materials and/or workmanship in connection with such projects. Any defects could delay the commencement of operations of the facilities, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of a particular facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, the provision of materials or labor or other events. In addition, changes in political administrations at the federal, state or local levels that result in policy change towards biodiesel or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

           We will be a small player in an intensely competitive industry and may be unable to compete.

           The electric power industry in Texas is large and intensely competitive. Potential end-users of our electricity are generally dependent on their power supplies and unlikely to accept our company as a reliable supplier until they are satisfied that our operations will not materially impair the reliability or efficiency of their operations. Therefore, we believe that potential end-users will be unlikely to sign a contract with us until they have completed an extensive and complex internal analysis. As a result, we anticipate a lengthy sales cycle and there can be no assurance that end-users will conclude that electricity generated by us is an acceptable alternative.

           We intend to offer generous equity compensation packages to our management and employees.

           As a key component of our growth strategy, we intend to offer generous equity compensation packages to our management and employees. We believe such compensation packages will allow us to provide substantial incentives to our executives and employees while minimizing our cash outflow. Nevertheless, we will be required to account for the fair market value of compensatory stock issuances as operating expenses. The non-cash expenses arising from future incentive transactions are expected to materially and adversely affect our future operating results.

           We may issue additional shares of common stock or derivative securities that will dilute the percentage ownership interest of our existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which our company may obtain additional capital.

           Our authorized capital includes 50,000,000 shares of common stock.  The Board of Directors has the authority, without action by or vote of our shareholders, to issue all or part of the authorized shares of common and preferred stock for any corporate purpose, including equity-based incentives under existing and future incentive stock plans. We are likely to seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Additionally, the exercise or conversion of derivative securities could adversely affect the terms on which our company can obtain additional capital. Holders of derivative securities are most likely to voluntarily exercise or convert their derivative securities when the exercise or conversion price is less than the market price for the underlying common stock. Holders of the securities will have the opportunity to profit from any rise in the market value of our common stock or any increase in our net worth without assuming the risks of ownership of the underlying shares of our common stock.

           While we anticipate that our Common Stock will be quoted on the OTC Bulletin Board, we cannot assure you that our Common Stock will be eligible for quotation or will continue to be so quoted in the future. We will need to devote substantial time, effort and expense to developing and maintaining an active, stable and sustained trading market.

There is no public market for our common stock and there can be no assurance that such a market will develop in the future. While we anticipate that our securities will be quoted on the OTC Bulletin Board, we cannot assure you that our securities will be eligible for quotation or that an OTCBB quotation, if obtained, will be successfully maintained. An active, stable and sustained public trading market having the desired characteristics of depth, liquidity and orderliness will depend on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence will depend on the individual decisions of investors and general economic and market conditions over which we have no control. Since there are over 10,000 public companies in the U.S. and most purchasers of small company securities do so because the issuer has come to their attention through a conscious market development effort, we believe we will need to devote substantial time, effort and expense to developing and maintaining an active trading market for our stock. If we fail to devote adequate time and resources to that effort, any market that does develop is likely to be short-lived and volatile.

We will not be required to comply with all of the requirements of the Sarbanes-Oxley Act of 2002 because we will not be quoted or listed on the Nasdaq or a national securities exchange and quotation of our shares on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were so quoted or listed.

Because our securities are not quoted on or expected to qualify for quotation on the Nasdaq or any other national securities exchange, we are not subject to all of the corporate governance requirements of the Sarbanes-Oxley Act of 2002, such as independent director standards and audit committee requirements. While we may choose to voluntarily adopt some of the requirements of Sarbanes-Oxley, you may not have all of the corporate governance protection afforded to investors in companies listed on Nasdaq or a national exchange. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on Nasdaq or a national exchange.

Under Rule 144, as recently amended by the SEC, the substantial bulk of our common stock is eligible for unrestricted resale into the public markets and future sales of large numbers of shares into a limited trading market or the perception that those sales could occur may cause our stock price to decline.

           Fewer than 20% of our outstanding shares are owned by directors, officers and affiliates of our company and the substantial bulk of our remaining shares have been outstanding for more than six months. Under Rule 144, as recently amended by the SEC, all shares held by non-affiliates that have been issued and outstanding for more than one year are presently eligible for resale. Commencing 90 days after the effective date of our Form 10 registration statement, all shares held by non-affiliates that have been issued and outstanding for more than six months will be eligible for resale. Future sales of large numbers of shares into a limited trading market or the concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be. If an active, stable and sustained trading market does not develop, the market price for our shares will decline and such declines are likely to be permanent.

           Our common stock will probably be subject to the “penny stock” rules which would make it a less attractive investment.

           SEC rule 3a51-1 defines a “penny stock” as any equity security that is not listed on the NASDAQ system or a national securities exchange and has an inside bid price of less than $5 per share. Our common stock will probably be subject to the penny stock rules. Before effecting a transaction that is subject to the penny stock rules, a broker-dealer must make a determination respecting the suitability of the purchaser; deliver certain disclosure materials to the purchaser and receive the purchaser’s written approval of the transaction. Because of these restrictions, most broker-dealers refrain from effecting transactions in penny stocks and many actively discourage their clients from purchasing such securities. Therefore, both the ability of a broker-dealer to recommend our common stock and the ability of holders of our common stock to sell their shares in the secondary market are likely to be adversely affected. Until the inside bid price of our stock exceeds $5 per share, the penny stock rules will decrease market liquidity and make it difficult for you to use our stock as collateral.

           We are unlikely to pay dividends for the foreseeable future.

           We have never declared or paid cash dividends and we do not expect to pay cash dividends in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business, we believe any future earnings will be retained to finance ongoing operations and the expansion of our business.

ITEM 1B — UNRESOLVED STAFF COMMENTS

We filed a voluntary registration statement on Form 10-SB on January 11, 2008 for the purpose of registering our common stock under Section 12(g) of the Securities Exchange Act of 1934. In response to comments we received from the staff of the SEC, we amended our registration statement under cover of Form 10 on March 3, March 31, and April 7, 2008. We have been advised by telephone that the staff of the SEC has no further comments on our Form 10 registration statement, but that our Form 10 registration statement will not be formally cleared until this annual report on Form 10-K has been filed by us and reviewed by the staff.

ITEM 2 — PROPERTIES

           Our executive office is located at 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas 77380. Our telephone number is 281-364-9500. In January 2007, we entered into a lease sharing arrangement with Texoga and SRC.  The master lease is a ten-year operating lease for 16,384 square feet of Class A office space that provides for monthly rental payments of approximately $43,000 for the initial year with escalation each year thereafter until expiration in March 2017.  In connection with the execution of the master lease, Texoga established a letter of credit in favor of the lessor in the amount of $855,000 with a major financial institution that was fully collateralized by a certificate of deposit that was transferred to us when we assumed operational control over TBP-I and TBP-II.  The letter of credit serves as a guarantee of the entire rent due under the master lease, including amounts payable by Texoga and SRC.  Texoga and SRC are each obligated to contribute their proportional share of the security for the letter of credit when it comes up for renewal.  If either company is unable to do so, a portion of our security deposit will effectively serve as a guarantee of their rental obligations. Under the terms of the rent sharing arrangement, we are required to pay $9,388 per month for the 3,579 square feet of office space used by us. Our lease sharing arrangement with Texoga and SRC was based on an assumption that both companies would be able to pay their proportional share of the future lease costs. Since Texoga and SRC were unable to pay their share of the lease costs in 2007 and we cannot predict whether they will be able to perform in the future, we have commenced negotiations for a sublease  of the office space that will, if successfully concluded, eliminate our long-term lease obligations and result in the return of our security deposit.

In addition to our executive office facilities, we have:

•	leased a 1/2-acre industrial site in the City of Oak Ridge North, Texas and installed a biodiesel fueled reciprocating diesel power plant that has a rated capacity of approximately 5 MW;

•	leased a 1.5 acre industrial site in an unincorporated area of Montgomery County and installed a biodiesel fueled diesel turbine power plant that has a rated capacity of approximately 10 MW;

•
purchased a HRSG system that will recover waste heat from our existing diesel turbine and use that waste heat to power a companion steam generator, thereby adding up to 10 MW of additional generating capacity without increasing our fuel costs; and

•
commenced additional site preparation at our Montgomery County facility and are preparing to install a biodiesel fueled boiler and steam turbine system that will have a rated capacity of approximately 2.5 MW.

Oak Ridge North Facility: Our Oak Ridge North facility is situated on a ½ acre parcel of land that we leased from the City of Oak Ridge North in 2007. Our ground lease provides for a monthly rental of $3,500, an initial term of 44 months and two 5-year renewal terms. We have built a 3,000 square foot metal building on the site that houses three 1.6 MW Caterpillar diesel generators, 15,000 gallons of heated fuel storage tanks, a generator control room and a 5 MW interconnection substation to the ERCOT grid through Centerpoint Energy. Our total capital investment in the Oak Ridge North facility was approximately $2.5 million, including $750,000 in facility and $1,750,000 in equipment. We believe we will need to make additional capital investments of approximately $800,000 to purchase and install suitable waste heat collection equipment, adsorption chillers and delivery equipment to convert our Oak Ridge North generating plant into a fully functional IES.

           Montgomery County Facility: Our Montgomery County facility is situated on a 1.5-acre parcel of land that that we leased from an unaffiliated landlord in 2007. Our ground lease provides for a monthly rental of $2,200, an initial term of 5 years and two 5-year renewal terms. We have built a 2,200 square foot metal building on the site that houses our generator control room. We have installed a 10 MW Frame 5 General Electric Combustion Gas Turbine and 25,000 gallons of heated fuel storage on the site, along with two 500,000-gallon storage tanks that will hold feedstock supplies and finished biodiesel for our turbine. We are presently installing a 10 MW interconnect to the Entergy grid. Our total capital investment to date in the Montgomery County facility is approximately $2.7 million, including $900,000 in facilities costs and $1,800,000 in equipment. We believe we will need to make additional capital investments of approximately $2,000,000 to purchase and install suitable waste heat collection equipment, adsorption chillers and delivery equipment to convert our Montgomery County generating plant into a fully functional IES.

           We believe the costs we have incurred and plan to incur for the acquisition, installation and pre-operational testing of our power generating facilities compares favorably with the costs typically incurred for comparable distributed generation facilities. While capital costs for distributed generating facilities frequently range between $1 and $2 million per MW of installed capacity, our average capital cost per MW of installed capacity is approximately $370,000 at the date of this annual report on Form 10-K and we expect our average capital cost per MW of installed capacity to be less than $300,000 per MW when the HRSG and steam turbine systems have been installed.

Biodiesel Processing Equipment: In addition to our generating facilities, we own certain biodiesel processing and storage equipment that we purchased for approximately $800,000 in cash and presently use to refine, blend and reprocess off-spec biodiesel we purchase from unrelated third parties. The biodiesel processing equipment is installed in the SRC refinery adjacent to our Montgomery County facility and is clearly marked to show our ownership interest. SRC has expressed an interest in purchasing a portion of our biodiesel processing equipment; however we cannot predict whether or when SRC may have sufficient resources to complete the proposed purchase.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a stockholders vote during the fourth quarter of 2007 or the first quarter of 2008.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

           There has never been a market for our common stock and we do not presently qualify for listing on a national securities exchange. The securities of public companies that do not qualify for listing on a national securities exchange are either quoted on the OTC Bulletin Board or listed in the Pink Sheets. The markets for OTC Bulletin Board and Pink Sheet securities are frequently illiquid and volatile. We have been advised that GLB Trading, Inc., a FINRA registered brokerage firm that acts as an OTCBB market maker, intends to apply for the quotation of our common stock on the OTC Bulletin Board. We are presently unable to estimate the amount of time that will be required to complete the OTCBB application process. If we are unable to obtain an immediate OTCBB quotation, our common stock will trade on the Pink Sheets until the OTCBB application is approved.

Holders

           As of March 31, 2008, there were 295 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

Dividends

We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Our company is not likely to pay cash dividends for an extended period of time, if ever. You should not subscribe to purchase our shares if you require current income from your investments.

2007 Stock Incentive Plan

           Subject to stockholder approval at our next annual meeting, our Board of Directors has adopted an incentive stock plan for the benefit of our employees. Under the terms of the plan, we are authorized to grant incentive awards for up to 2,000,000 shares of common stock. No incentive awards are outstanding at the date of this annual report on Form 10-K. When we are eligible to do so, we intend to file a registration statement under the Securities Act on Form S-8 to register the securities included in and authorized by our 2007 Incentive Stock Plan.  That registration statement is expected to become effective upon filing.  Shares covered by the registration statement will thereupon be eligible for sale in the public market, subject in certain cases to vesting and other plan requirements.

           The plan provides for the grant of incentive awards to full-time employees, non-employee directors and consultants. Within the limits of the plan, the post-acquisition company will have absolute discretion in deciding who will receive awards and the terms of such awards. The plan authorizes the creation of incentive and/or non-qualified stock options, shares of restricted and/or phantom stock and stock bonuses. In addition, the plan will allow us to grant cash bonuses payable when an employee is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

The Compensation Committee will administer the plan; decide which employees will receive incentive awards; make determinations with respect to the type of award to be granted; and make determinations with respect to the number of shares covered by the award. The Compensation Committee will also determine the exercise prices, expiration dates and other features of awards. The Compensation Committee will be authorized to interpret the terms of the plan and to adopt any administrative procedures it deems necessary. The Compensation Committee may not, however, increase the number of shares subject to the plan; materially increase the benefits accruing to holders of incentive awards; or materially modify the eligibility requirements. All decisions of the Compensation Committee will be binding on all parties. We will indemnify each member of the Compensation Committee for good faith actions taken in connection with the administration of the plan.

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	0	-	2,000,000 (subject to shareholder approval)
Equity compensation plans not approved by security holders	0	-	0
Total	0	-	2,000,000 (subject to shareholder approval)

Securities Eligible for Resale

           Rule 144 Under Rule 144, as recently amended by the SEC, all shares held by non-affiliates that have been issued and outstanding for more than one year are presently eligible for resale and commencing 90 days after the effective date of our registration statement on Form 10, all shares held by non-affiliates that have been issued and outstanding for more than six months will be eligible for resale. Future sales of large numbers of shares into a limited trading market or the concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be. If an active, stable and sustained trading market does not develop, the market price for our shares will decline and such declines are likely to be permanent

Rule 701 Under Rule 701, as currently in effect, shares of common stock acquired in compensatory transactions by employees of privately held companies may be resold by persons, other than affiliates, beginning 90 days after the date of the effectiveness of this annual report on Form 10-K, subject to manner of sale provisions of Rule 144, and by affiliates in accordance with Rule 144 without compliance with its one-year minimum holding period.

Combined On the date of this annual report on Form 10-K, we had 31,265,561 shares outstanding, including 24,175,022 shares held by persons who are not directors, officers or affiliates of our company.  Of this total:

•	21,374,720 shares held by non-affiliates have been outstanding since February 28, 2007 and are presently eligible for resale pursuant to Rule 144;

•
450,000 shares were issued to non-affiliates pursuant to Rule 701 in November 2007 and will be eligible for resale commencing 90 days after the effectiveness of our pending Form 10 registration statement; and

•
1,983,269 shares were issued to non-affiliates between February 28, 2007 and September 10, 2007, and will become eligible for resale pursuant to Rule 144 commencing 90 days after the effectiveness of our Form 10 registration statement.

Recent Sales Of Unregistered Securities

           Set forth below is information regarding common stock issued by our company during 2007 and the subsequent interim period. Also included is the consideration, if any, we received and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

First Partnership Exchange Offer

           In December 2006, we became the general partner of:

•	Texoga Biofuels Partners 2006-I, a limited partnership that was formed in April of 2006 and raised $3.5 million in private placement funds from a total of 32 accredited investors: and

•	Texoga Biofuels Partners 2006-II, a limited partnership that was formed in August of 2006 and raised $3.5 million in private placement funds from a total of 33 accredited investors

           Immediately thereafter, we offered to exchange shares of our common stock for all or any part of the limited partnership interests in both partnerships. In connection with the exchange offer, we agreed to issue 1,500 shares of common stock for each unit tendered to us. A total of 2,245 units in TBP-I and 1,950 units in TBP-II were ultimately tendered to us in exchange for 6,292,500 shares of common stock. In connection with the exchange offer, M-1 Energy Capital Securities received 186,887 shares of our common stock as partial compensation for services rendered by that firm.

           The first partnership exchange offer was directed solely to accredited investors who had a pre-existing business relationship with our company by virtue of their ownership of interests in limited partnerships managed by our company. In connection with the first partnership exchange offer, all limited partners of TBP-I and TBP-II were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The first partnership exchange offer was affected without any advertising or general solicitation. A total of 42 accredited investors accepted the first partnership exchange offer. In connection with each exchange of partnership units for shares of our common stock, the purchaser provided detailed responses to a written questionnaire that gave our company reasonable cause to believe that the investor was in fact an “accredited investor,” as defined in Rule 501 of Regulation D. All certificates representing shares issued in exchange for partnership units were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The first partnership exchange offer was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Second Partnership Exchange Offer

In March 2007, after our Oak Ridge North facility was completed and placed in service, we offered to purchase all remaining TBP-I units for $850 per unit, which would be payable at the holder’s option either in cash or in convertible subordinated notes. We ultimately purchased 500 TBP-I units for cash and purchased an additional 755 TBP-I units for $641,750 in convertible subordinated notes. At the date of this annual report on Form 10-K, four holders of $450,500 in notes have exercised their conversion rights and exchanged their notes for 600,665 shares of our common stock.

The second partnership exchange offer was directed solely to accredited investors who had a pre-existing business relationship with our company by virtue of their ownership of interests in a limited partnership managed by our company. In connection with the second partnership exchange offer, all limited partners of TBP-I were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The second partnership exchange offer was affected without any advertising or general solicitation. A total of 7 accredited investors accepted the second partnership exchange offer. In connection with each exchange of partnership units for convertible subordinated notes, the purchaser provided detailed responses to a written questionnaire that gave our company reasonable cause to believe that the investor was in fact an “accredited investor,” as defined in Rule 501 of Regulation D. All certificates representing convertible subordinated notes issued in exchange for partnership units were imprinted with a restrictive legend to the effect that the convertible subordinated notes were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The second partnership exchange offer was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The subsequent conversion of $450,500 in notes into shares of our common stock was exempt under Section 3(a)(9) of the Securities Act.

Third Partnership Exchange Offer

In November 2007, after the principal construction of our Montgomery County facility was completed, we offered to exchange shares of our common stock for all remaining TBP-II units. In connection with the exchange offer, we agreed to issue 1,267 shares of common stock for each unit tendered to us. A total of 1,100 TBP-II units were ultimately tendered to us in exchange for 1,393,326 shares of our common stock.

The third partnership exchange offer was directed solely to accredited investors who had a pre-existing business relationship with our company by virtue of their ownership of interests in a limited partnership for which we served as general partner. In connection with the third partnership exchange offer, all limited partners of TBP-II were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The third partnership exchange offer was affected without any advertising or general solicitation. A total of 12 accredited investors accepted the third partnership exchange offer. In connection with each exchange of partnership units for shares of our stock, the purchaser provided detailed responses to a written questionnaire that gave our company reasonable cause to believe that the investor was in fact an “accredited investor,” as defined in Rule 501 of Regulation D. All certificates representing shares issued in exchange for partnership units were imprinted with a restrictive legend to the effect that the convertible subordinated notes were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The third partnership exchange offer was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Sale of Common Stock for Cash

           During the period from November 2006 through March 2008, we sold 6,490,237 shares of our common stock to accredited investors for cash. The offer was directed solely to accredited investors who each had a pre-existing business relationship with our company or M1-Energy Capital Securities and D.E. Wine Investments, the broker-dealers we retained to act as selling agents. All potential investors were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The offer and sale of our shares was affected without any advertising or general solicitation. A total of 58 accredited investors purchased shares of our common stock for cash.  All certificates representing shares sold for cash were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The sale of our securities for cash was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder

Issuance of Common Stock in Compensatory Transactions

On November 1, 2007, we issued a total of 1,250,000 shares of common stock to a total of 24 individuals who are directors, officers and employees of, or principal consultants to our company, including 60,000 shares that were subsequently forfeit when the grantees resigned from our board of directors. The total number of grant shares represented less than 5% of the total number of common shares outstanding before the grants. Each recipient of grant shares signed a written agreement that described the terms of the grant and was provided information about the risks associated with our securities, audited financial statements for the year ended December 31, 2006 and unaudited financial statements for the six months ended June 30, 2007. Each recipient of grant shares was also afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the grant; and to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished, or material to their investment decisions. All shares were distributed to the recipients as outright grants and no cash consideration was paid by any recipient. All stock grants were 50% vested on the issue date and the remaining 50% will vest ratably at the rate of 5% per month over the next 10 months. The distribution of compensatory shares was affected without any advertising or general solicitation and all of the purchasers are employees of or consultants to our company. None of the shares were issued in connection with the offer or sale of securities in a capital-raising transaction, or for the purpose of directly or indirectly promoting or maintaining a market for our shares, which are not presently traded on any market. All certificates representing shares issued to employees and consultants were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The issuance was effected in reliance on the exemption from registration set forth in Rule 701.

Purchases of Equity Securities

We have never purchased any shares of our common stock and we are not likely to purchase any shares in the foreseeable future. Our founders have not repurchased any shares of our common stock and are not likely to do so in the foreseeable future.

ITEM 6 — SELECTED FINANCIAL DATA.

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the selected financial data specified in Item 301 of Regulation S-K.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and plan of operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this annual report on Form 10-K.

Financial condition

           In December 2006, we became the general partner of TBP-I and TBP-II; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBP-I; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBP-II. Since December 31, 2006, we have acquired all of the remaining TBP-I units and dissolved the partnership. We have also acquired 2,470 additional TBP-II units and presently own a 87.1% majority of the outstanding TBP-II units. In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, our consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of TBP-I and TBP-II, and reflect the limited partner interests held by others as a long-term liability. During 2007, we sold approximately 4 million additional shares of our common stock for approximately $3 million in cash. The following table provides summary balance sheet information as of December 31, 2007 and 2006, and is based on the audited annual financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$1,089,308	$2,703,535
Investments in future’s contracts, at fair value		2,094,400
Other current assets	644,188	476,970

Property and equipment, net	5,753,535	2,353,843
Certificate of deposit pledged as leasehold security	889,823	855,776
Total assets	$8,376,854	$8,484,524

LIABILITIES
Current Liabilities	393,129	$226,246
Notes Payable	191,250	-
Interests of limited partners in TPB-I and TBP-II	544,195	5,449,667
Total liabilities	$1,128.574	$5,674,913

STOCKHOLDERS EQUITY
Common stock, 18,314,116 outstanding at December 31, 2006 and 30,306,390 shares outstanding at December 31, 2007	$30,306	$18,314
Additional paid in capital	11,776,732	2,700,598
Unissued common stock		787,500
Subscription receivable		(492,050)
Accumulated other comprehensive income		226,681
Deferred compensation	(595,000)
Retained earnings (deficit)	(3,963,758)	(432,432)
Total Stockholders equity	$7,248,280	$2,808,611

Plan of Operation

           We began selling electricity from our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced commercial sales of electricity from our 10 MW Montgomery County facility in January 2008. During the year ended December 31, 2007, we received $212,499 in revenue from our generating facilities, $60,000 in design consulting service revenue, incurred $827,809 in fuel and direct operating costs resulting in a gross loss of ($555,010). After deducting $4.7 million in selling, general and administrative expenses, we had a net operating loss of ($5.2 million). During 2007 we liquidated cash flow hedge investments and realized $2.9 million in non-recurring investment gains. We also received $75,368 in net interest income. After adjusting for the minority interests of the limited partners in TBP-II, our net loss for the year ended December 31, 2007 was ($3,531,327).

We plan to operate our Oak Ridge North and Montgomery County facilities as peaking plants until we are able to negotiate suitable end-user contracts for the sale of green electricity. Based on prevailing electric prices in Texas, we believe we will be able to operate our facilities for at least six hours per day during the winter months and for up to 18 hours per day during the summer months. Accordingly, our revenues will be cyclical and our performance will vary significantly from quarter to quarter. Since our single largest operating expense will be fuel costs, which have been highly variable during recent months, there is no assurance that we will ever attain profitability.

We own a 2.5 MW steam turbine generator but cannot put the turbine in service until we buy a suitable boiler, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of several used boilers that appear suitable for our purposes and can be acquired for less than $100,000. After we purchase a suitable boiler, we anticipate a lead time of six months to complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a boiler and the installation of our 2.5 MW turbine are approximately $500,000. We plan to finance the boiler acquisition and turbine installation with our currently available capital resources.

We have recently purchased a HRSG that can increase our generating capacity by approximately 10 MW without increasing our fuel costs. In order to install the HRSG and put our planned secondary heat recovery system in service, we will need to buy a suitable steam turbine with a rated capacity of 10 to 15 MW, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of a used steam turbine that appears suitable for our purposes and can be acquired for less than $1 million. Once we purchase a suitable turbine, we anticipate a lead time of nine to twelve months to move the HRSG and steam turbine to our Montgomery County site and complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a steam turbine and the installation of the secondary heat recovery system are approximately $2.5 million. We do not have sufficient financial resources to complete our planned acquisition and installation of the secondary heat recovery system and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to install the secondary heat recovery system.

In combination, we believe our existing and proposed facilities will give us sufficient corporate mass to make credible sales presentations to potential purchasers of green electricity and users of HACS. There can be no assurances that future contract prices for green electricity or HACS will provide sufficient revenue to offset our anticipated operating expenses.

           We believe there are a large number of existing CHP facilities in the HGB region that are not presently economic because of natural gas prices. We are evaluating a number of inactive facilities as potential acquisition targets and actively seeking additional potential acquisitions. Our business strategy is to acquire or build electric generating facilities that will be powered by biodiesel fuel. We believe the heat and power generated by those facilities can then be used to satisfy industrial demand within the HGB while significantly reducing the air quality footprint of industrial concerns that may contract to purchase our electricity. In many cases, we believe the cost savings from industrial plant pollution control upgrades will more than offset the premium that we will be required to charge for green electricity generated from alternative fuels.

           We believe our company has a unique market focus, is well positioned demographically and is operationally efficient. Many REPs are actively seeking “green energy” for sale to environmentally conscious residential and commercial customers who are willing to pay more for electricity produced from renewable energy resources. Our expertise in the field and our innovative approach to green energy distinguish our company from its competitors. Nevertheless, there is a possibility that new competitors, who could be better capitalized than our company, could seize upon our business model and produce electricity more efficiently, which might allow them to capture a significant share of our target market.

Until we are able to negotiate   contracts that provide for a significant GEP, we intend to rely on equity financing to cover our current and anticipated operating losses. We need additional capital and intend to take advantage of financing opportunities as they arise. There is no assurance that our current financial resources and the proceeds of any future financing activities will be sufficient to pay our operating costs until we can negotiate a significant GEP, or that any GEP we negotiate will be sufficient to offset all of our operating costs.

Liquidity and capital resources

During the years ended December 31, 2007 and 2006, we incurred net losses of ($3,531,327) and ($396,914) respectively. We had $1,733,496 in current assets and $393,129 in current liabilities at December 31, 2007, leaving us a working capital balance of $1,340,367. In the absence of approximately $2.9 million in total hedging activity gains, we would have had a substantial working capital deficit. Since commodity price hedging is an inherently speculative activity and the commodity markets have shown tremendous price volatility over the last 12 months, we can provide no assurances that our current and future hedging activities will not give rise to losses rather than gains.

We believe our available resources, together with our anticipated operating revenue, will be sufficient to pay our anticipated operating expenses for a period of at least six months from the date of this annual report on Form 10-K. Our available resources are not sufficient to pay all of our anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $20 million in additional capital to finance our planned facility expansions and future acquisitions. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, finance additions to our infrastructure, pay for the development of additional generating facilities and the marketing of our green electricity. We intend to pursue additional financing as opportunities arise.

Our ability to obtain additional financing will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we would be forced to scale back our planned expenditures, which would adversely affect our growth prospects.

As a result of our limited operating history, our operating plan and our growth strategy are unproven and we have limited insight into the long-term trends that may impact our business. There is no assurance that our operating plan and growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance for green electricity or address the risks associated with our existing and planned business activities.

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Corporate office lease	$1,117,385	$115,343	$239,697	$246,906	$515,439
Generating facility leases	273,608	74,288	152,501	46,819
Employment contracts	–	–	–	–	–
Total	$1,390,993	$189,631	$392,198	$293,725	$515,439

We are presently negotiating a sublease of the office space that will, if the sublease is successfully consummated, eliminate our future rental obligations and result in the release of the associated security deposit to us

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the selected financial data specified in Item 305 of Regulation S-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements for the Year Ended December 31, 2007:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Biofuels Power Corporation

We have audited the accompanying consolidated balance sheets of Biofuels Power Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofuels Power Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has continued to generate net losses and is in a negative cash flow position, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina LLP

Ham, Langston & Brezina LLP
Certified Public Accountants

Houston, Texas
April 15, 2008

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

ASSETS
	2007	2006
Current Assets
Cash and cash equivalents	$1,089,308	$2,703,535
Investment in futures contract, at fair value	-	2,094,400
Accounts receivable	238,580	-
Accounts receivable - affliate	3,680	-
Prepaid fuel cost	-	476,970
Inventory	401,928	-

Total current assets	1,733,496	5,274,905

Property and equipment, net	5,753,535	2,353,843
Investment in certificate, restricted	889,823	855,776

Total Assets	$8,376,854	$8,484,524

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	329,423	198,454
Payable to affiliate	27,792	27,792
Commissions payable	21,650	-
Interest payable	14,264	-

Total Current Liabilities	393,129	226,246

Long Term Liabilities
Notes payable	191,250	-

Minority Interest	544,195	5,449,667

Total Liabilities	1,128,574	5,675,913

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,306,390 and 18,314,116 shares issued and outstanding,
respectively	30,306	18,314
Additional paid in capital	11,776,732	2,700,598
Unissued common stock	-	787,500
Subscriptions receivable	-	(492,050)
Accumulated other comprehensive income	-	226,681
Deferred compensation	(595,000)	-
Accumulated deficit	(3,963,758)	(432,432)

Total Stockholders' Equity	7,248,280	2,808,611

	$8,376,854	$8,484,524
		-

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006
Revenue
Sales	$272,499	$-

Cost of sales	827,509	-

Gross loss	(555,010)	-

Selling, general and administrative expenses	4,667,413	940,220

Operating loss	(5,222,423)	(940,220)

Other Income:
Gain on sale of equipment	-	18,300
Gain on investment in futures contract	2,930,948	-
Interest income	101,113	87
Interest expense	(25,745)	-
Total other income, net	3,006,316	18,387

Net loss before minority interest	(2,216,107)	(921,833)

Minority interest	(1,315,220)	524,919

Net loss	$(3,531,327)	$(396,914)

Basic and diluted net loss per common share	$(0.15)	$(0.03)

Weighted average common shares outstanding - basic
and diluted	23,644,685	14,803,778

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2007 and 2006

							Accumulated
			Additional	Unissued			Other
	Common Stock		Paid In	Common	Subscriptions	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Receivable	Compensation	Income	Deficit	Total

Balance at December
31, 2005	14,512,380	$14,512	$-	$-	$-	$-	$-	$(35,518)	$(21,006)

Issuance of common
stock for cash, net of
offering cost	1,955,669	1,956	1,317,894						1,319,850

Issuaance of common
stock for equipment	200,000	200	149,800						150,000

Issuance of common
stock for services	120,000	120	89,880						90,000

Issuance of common
stock for subscription
receivable	656,067	656	491,394		(492,050)				-

Issuance of common
stock for limited part-
nership interest	870,000	870	651,630						652,500

Unissued common stock
for limited partnership
interest				787,500					787,500

Comprehensive income:
Unrealized gain on
cash flow hedge, net
of minority interest							226,681		226,681

Net loss								(396,914)	(396,914)

Total comprehensive
income (loss)	-	-	-	-	-	-	-	-	(170,233)

Balance at December
31, 2006	18,314,116	18,314	2,700,598	787,500	(492,050)	-	226,681	(432,432)	2,808,611

Issuance of common
stock for cash	3,310,007	3,310	2,491,545						2,494,855

Offering costs paid
in cash & stock	247,816	248	(392,587)						(392,339)

Cash received for
subscription receivable					492,050				492,050

Issuance of common
stock for limited part-
nership interest	6,746,229	6,746	5,053,978	(787,500)					4,273,224

Issuance of common
stock for notes payable	353,592	353	256,245						256,598

Issuance of common
stock to employees,
officers & directors	1,190,000	1,190	1,486,310						1,487,500

Issuance of common
stock for services	144,630	145	180,643						180,788

Unvested portion of
common stock issued
to employees, officers
& directors						(595,000)			(595,000)

Comprehensive income:
Change in unrealized
gain on cash flow
hedge, net of
minority interest							(226,681)		(226,681)

Net loss	-	-	-	-	-	-	-	(3,531,327)	(3,531,327)

Total comprehensive
income (loss)	-	-	-	-	-	-	-	-	(3,758,008)

Balance at
December 31, 2007	30,306,390	$30,306	$11,776,732	$-	$-	$(595,000)	$-	$(3,963,758)	$7,248,280

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2007 and December 31, 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,531,327)	$(396,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	746,088	58,332
Expenses related to issuance of common stock for limited partnership
interest	322,988	160,000
Stock issued for services	1,073,288	90,000
Gain on investment in futures contract	(2,930,948)	-
Minority interest	1,315,220	(524,919)
Bad debt expense	407,501	256,726
Gain (loss) on sale of fixed assets	-	(18,300)
Changes in operating assets and liabilities:
Accounts receivable	(242,259)	-
Prepaid fuel cost	476,970	(476,970)
Inventory	(401,928)	-
Accounts payable	130,969	51,304
Accrued interest payable	14,264	-

Net cash used in operating activities	(2,619,174)	(800,741)

Cash flow from investing activities:
Proceeds from sale of property and equipment	-	80,655
Purchase of property and equipment	(4,145,780)	(2,317,972)
Advances to affiliate	(407,501)	(256,726)
Purchase of investment in futures contract	(574,110)	(844,000)
Sale of futures contract	4,349,058	-
Purchase of certificate of deposit	(34,047)	(855,776)

Net cash used in investing activities	(812,380)	(4,193,819)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,594,566	1,466,500
Net proceeds (distributions) to/ from minority interests	(777,239)	6,230,867

Net cash provided by financing activities	1,817,327	7,697,367

Net (decrease) / increase in cash and cash equivalents	(1,614,228)	2,702,807

Cash and cash equivalents, beginning of period	2,703,535	728

Cash and cash equivalents, end of period	$1,089,307	$2,703,535

Supplemental disclosure of cash flow information:

Interest paid	$11,481	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for notes payable	$256,599	$-
Issuance of common stock for limited partnership interests	$4,273,224	$652,500
Issuance of common stock for subscription receivable	$-	$(492,050)
Unrealized gain on cash flow hedge, including minority interest portion	$226,681	$1,256,400
Issuance of common stock for purchase of equipment	$-	$150,000
Unissued common stock for limited partnership interest	$(787,500)	$787,500
Accrue accounts payable for offering costs	$21,650	$146,650

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

Background

Biofuels Power Corp. (“BPC”), a Texas corporation, was incorporated in 2004 as Aegis Products, Inc.  The Company is a distributed energy company that is pioneering the use of biodiesel to fuel small electric generating facilities that are located in close proximity to end-users. BPC’s first power plant is located near Houston, Texas in the city of Oak Ridge North.  During February 2007, BPC began generating and selling its power through Fulcrum Power to Centerpoint Energy .

Aegis Products, Inc. was incorporated in Texas on January 20, 2004 as a wholly-owned subsidiary of Texoga Technologies Corp. (“Texoga”).  Effective December 31, 2004 Aegis was spun off from Texoga through a share distribution to the Texoga shareholders with 87 owners receiving a total of 14,512,380 shares.  During 2006 the Texoga BioFuels 2006-1 and 2006-2 partnerships were established and each raised $3.5 million to develop biofueled power projects in the Houston, Texas area.  Texoga began serving as the general partner and on November 6, 2006,  Texoga transferred its general partner role to Aegis which simultaneously changed its name to Biofuels Power Corp.

During 2007 BPC created a wholly owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of standardized biodiesel refineries.

Consolidation

In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, these consolidated financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  For presentation purposes, the equity interests of the limited partners in TBF-1 and TBF-2 have been reflected as minority interest shareholders.  The consolidated financial statements also include the accounts of Alternative Energy Consultants, LLC, which is a wholly-owned subsidiary of BPC.  All material intercompany transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers any highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2007, the Company did not have any open hedge contracts.

Revenue Recognition

Revenue, which began to be recorded during 2007, is recognized when the electricity produced is provided to the electric grid maintained by the Electric Reliability Council of Texas (ERCOT).  A power sales agreement is in place with Fulcrum Power, a Qualified Scheduling Entity (QSE) for ERCOT.  Electric sales into ERCOT may only be made through the scheduling of a QSE, which also receives payment from ERCOT for all sales in a process called “settlement.”  Initial settlement takes place eight (8) days after the date of sale with subsequent adjustments at sixty (60) days and one hundred eighty (180) days after the sale, if needed.  To date, the Company has not experienced any material settlement adjustments and it does not anticipate material settlement adjustments in the future. All of the sales from the Company’s Oak Ridge North facility are made into the ERCOT Balancing Energy Market. Such sales are priced by ERCOT for each fifteen (15) minute interval of each hour of each day.  The price for all balancing energy dispatched in a given interval is the highest bid of any electricity dispatched by ERCOT in that interval.  The price per megawatt is determined at the time of the sale.  ERCOT bills each utility company purchaser, collects the money due under a formal settlement process and remits the proceeds to the QSE scheduling the electricity actually purchased.  The QSE pays the power generator when it receives payment from ERCOT. The Company pays Fulcrum Power a monthly fee for services that is not directly related to the revenue the Company receives from sales of electricity.

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. During the year ended December 31, 2007, the Company received $437,905 in Federal credits.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2007 the Company had trade accounts receivable of $$27,370 and Federal credits receivable of $288,780. As of December 31, 2006 the Company had no accounts receivable.

Prepaid Fuel Costs

Prepaid fuel costs at December 31, 2006 represent the prepayment of 208,000 gallons of biodiesel from an affiliated company.  The Company took possession and used these gallons to produce electricity during 2007.

Inventory

Inventory is stated at the lower of cost or market and consists of 35,368 gallons of unprocessed fuel stock, and 163,221 gallons of processed fuel stock at December 31, 2007.  Cost is determined using the first-in first-out (“FIFO”) method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  Fixed assets are depreciated using the straight-line method for financial reporting purposes over their estimated useful life of 3 to 10 years.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is included in operations.

Impairment of Long-Lived Asset

 Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Income Taxes

The Company uses the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

The Partnership’s taxable income or loss for any period is included in the tax returns of the individual partners and, therefore, the Partnership does not provide for federal income taxes.

Unissued Common Stock

The Company records unissued common stock when it receives cash, services or limited partnership conversion for common stock which has yet to be issued.  Such unissued common stock is included in weighted average shares outstanding for the calculation of the loss per share during the period for which the cash was committed and services provided if there were no further contingencies associated with the transaction and the unissued common stock was entitled to participate in dividends. There were -0- and 1,050,000 shares of unissued common stock as of December 31, 2007 and 2006 respectively.

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2007 and 2006, the Company did not have any potential dilutive securities.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R) Share Based Payments (“SFAS 123(R)”), using the modified prospective method.  Under the modified prospective method, the Company would begin recognizing expense on January 1, 2006 for the unvested portion of awards granted before the adoption date expected to vest over the remaining vesting period of the award. New awards granted after the adoption date will be expensed ratably over the vesting period of the award.

SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of immediately vested shares is determined by reference to quoted prices for similar shares and the fair value of shares issued subject to a service period is estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R) are recognized as addition to paid-in-capital.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.  Fair value estimates of financial instruments are based on relevant market information and may be subjective in nature and involve uncertainties and matters of significant judgment.  The Company believes that the carrying value of its assets and liabilities approximates the fair value of such items.  The Company does not hold or issue financial instruments for trading purposes.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with major financial institutions selected based upon management’s assessment of the banks’ financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.  Accounts receivable generally arise from sales of power to the electric grid.Collateral is generally not required for credit granted.  The Company will provide allowances for potential credit losses when necessary.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”.  This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006.  Its adoption did not have a material impact on the Company’s financial condition or results of operations.

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), issued in September 2006, establishes a formal framework for measuring fair value under GAAP.  It defines and docifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (F), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments.  Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis.  Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159.  The Company has elected not to adopt the provisions of SFAS 159 at this time.

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoptions of this pronouncement did not have a material effect on the financial position or results of operations of the Company.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

2.         Going Concern

During the years ended December 31, 2007 and 2006, the Company has experienced negative financial results as follows:

	2007	2006
Net loss	$(3,531,327)	$(396,914)
Negative cash flows from operations	(2,619,174)	(800,741)
Accumulated deficit	(3,963,758)	(432,432)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

•	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

•	The ability of the Company to control costs and expand revenues.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Hedge Accounts

In May 2006, TBF-1 invested $479,000 in a soybean commodity hedge and in August 2006, TBF-2 invested $365,000 in a second soybean commodity hedge. At December 31, 2006, the net fair market value of the hedge accounts, as reported by the brokerage firm that held the accounts, was $2,094,400 including unrealized gains of $1,250,400. Since the two hedge accounts were a correlative hedge to protect the price of feedstock used in the production of biodiesel is used as the fuel in the Company’s renewable energy power plants, the unrealized gain, net of minority interests, has been included in other comprehensive income in stockholders’ equity. During February 2007 the hedge was closed and the Company realized a gain of $1,705,918.

In February 2007, TBF-1 invested $286,420 in a cotton commodity hedge and TBF-2 invested $287,690 in a cotton commodity hedge. In July 2007, the Company closed the hedge positions and realized a combined gain of $1,225,030.

The following table summarizes the changes in the hedge account balances during the year ended December 31, 2007 and 2006:

	TBF-1 Hedge	TBF-2 Hedge	Combined Hedge
Hedge Investment in May 2006	$479,000	$365,000	$844,000
Market Value at December 31, 2006	1,047,200	1,047,200	2,094,400
Unrealized Gain at December 31, 2006	$568,200	$682,200	$1,250,400

Sale of Hedge in February 2007 (net)	$1,097,628	$1,452,290	$2,549,918
Realized Gain in February 2007	618,628	1,087,290	1,705,918

Hedge Investment in February 2007	$286,420	$287,690	$574,110
Sale of Hedge in July 2007 (net)	900,204	898,936	1,799,140
Realized Gain in July 2007	$613,784	$611,246	$1,225,030

Total Realized Gain	$1,232,412	$1,698,536	$2,930,948

4.         Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006

Power generating equipment	$4,731,070	$1,060,943
Buildings and improvements	1,106,996	1,174,443
Machinery and equipment	720,729	177,629
Less accumulated depreciation	(805,260)	(59,172)

Total property and equipment, net	$5,753,535	$2,353,843

Depreciation expense for the years ended December 31, 2007 and 2006 was $746,088 and $58,332 of which $417,144 and $0 is included in Cost of Sales, respectively.

5.         Notes Payable

During 2007, the Company issued $456,450 of notes payable as payment for the purchase of certain limited partnership interests.  Also during 2007, $265,200 of these notes payable were paid through the issuance of 353,592 shares of the Company’s common stock valued at $.75 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.

As of December 31, 2007, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

6.         Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:

Receivable from affiliate	$138,550	$87,287
Net operating loss carry-forwards	132,596	22,695

Total deferred tax assets	271,146	109,982

Valuation allowance	(271,146)	(109,982)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2007 and 2006, are as follows:

	2007		2006
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$(1,200,651)	(34.0)	$(134,951)	(34.0)
Income attributable to limited partners	447,175	12.7	-	-
Stock based compensation	364,918	10.3	-	-
Settlement expense	109,816	3.1	-	-
Increase in valuation allowance	161,164	4.6	103,584	26.1
Other	117,578	3.3	31,367	7.9

	$-	0.0	$-	0.0

As of December 31, 2007, for U.S. federal income tax reporting purposes, the Company has approximately $800,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2027.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

6.         Stockholders’ Equity

The Company entered into an investment banking contract with M1 Energy Capital Securities, LLC (“M1 Energy”) of Chicago, Illinois to raise capital under a Regulation D Private Placement Offering. M1 Energy raised $3,500,000 for TBF-1 and $3,500,000 for TBF-2. These offerings were to sell up to 3,500 Membership Units (“Units”) to accredited investors at $1,000 per unit. The total cost paid to M1 Energy of $777,239 was recorded as a reduction in the minority interest liability.  M1 Energy also raised $3,926,355 through December 31, 2007 for a Private Placement for Biofuels Power Corp.  As compensation for this service as of December 31, 2007, M1 Energy was paid $225,000 in cash and was issued 247,816 shares of common stock with a value of $309,770 or $1.25 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering. ..

Under the terms of the Partnership agreements, the partners are entitled to receive 90% of net cash flow from operations until they receive cumulative cash distributions of $14 million.  Thereafter, the partners are entitled to receive 15% of the net cash flow from operations until the Company exercises the buy-out rights specified in the agreements.

During the period from formation of the Partnerships through 2007, market prices of feedstocks used in the production of the biodiesel fuel used to power the Company’s power generation facilities rose dramatically, making the Company’s projected operations less profitable than originally intended.  In response to the adverse market conditions for biodiesel feedstocks, in December 2006 the Company made an exchange offer (the “December 2006 Exchange Offer”) by which all limited partners of the Partnerships were given the opportunity to exchange Units of limited partner interests in the Partnerships for shares of the Company’s common stock equivalent in value to the cash amount paid by such limited partners for the original purchase of their respective Units.  The basis of the December 2006 Exchange Offer was 1,500 shares of Company common stock for each tendered Unit, the equivalent of $0.67 per share.  As of December 31, 2006, limited partners in TBF-1 had tendered 700 Units, and limited partners in TBF-2 had tendered 580 Units, resulting in the Company being obligated to issue 1,920,000 shares of its common stock of which 870,000 shares were issued as of December 31, 2006 and 1,050,000 issued in 2007.  Since the fair value of the common stock is $0.75 per share, based on the cash price received for the common stock in a current private placement, the Company has recorded the value of the excess shares issued upon conversion of the limited partnership interests of $160,000 as settlement expense in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2006.

On March 15, 2007 the Company made a second exchange offer (the “March 15, 2007 Exchange Offer”) for Units of TBF-1 and TBF-2.  The basis of the March 15, 2007 Exchange Offer was to exchange one hundred Units of $100,000 original issuance value for 1,500 shares of the Company’s common stock per unit, the equivalent of $0.67 per share (or ratable portion  thereof) or to exchange such 100 units for a cash payment of $102,500 (or ratable portion thereof).  As a result, the Company was required to pay $512,500 for the exchange of 500 partnership units.  During the year ended December 31, 2007, limited partners in TBF-1 converted 2,045 partnership units at 1,500 shares per unit, and 755 partnership units at 1,133 shares per unit resulting in the Company issuing 2,918,160 shares to limited partners in TBF-1.

In August of 2007, the Company made a third exchange offer (the “August 2007 Exchange Offer”) for all outstanding Units of TBF-2.  The basis of the August 2007 Exchange Offer was, following receipt by the limited partner of a distribution by TBF-1 of current allocable income, as follows: a cash payment of $100 from the Company plus, at the election of the tendering limited partner, either (A), receipt of 1,133.33 shares of the Company’s common stock, valued at $0.75 per share, which was subsequently changed to 1,267 shares per partnership unit or (B) a promissory note made by the Company with a principal value of $850, payable over four years with 12.5% annual interest.  In the case of option (B), the Company has, with payee partner consent, the ability to repay the principal in either cash or registered shares of Company common stock, provided that the Company’s common stock is at the time of payment trading on a public exchange or bulletin board quotation system and has achieved certain trading volume requirements.  During the year ended December 31, 2007 limited partners in TBF-2 converted 1,370 partnership units at 1,500 shares per unit, and 850 partnership units at 1,267 shares per unit resulting in the Company issuing 3,131,661 shares to limited partners in TBF-2.

Since the fair value of the common stock is $0.75 per share, based on the cash price received for the common stock in the current private placement, the Company has recorded the value of the excess shares issued upon conversion of the limited partnership interests of $322,988 as settlement expense in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2007.

As a result of the December 2006 Exchange Offer, the March 15, 2007 Exchange Offer, and the August 2007 Exchange Offer, the Company as of December 31, 2007 owns 3,500 Units of TBF-1 and 2,950 Units of TBF-2, representing 100% and 84% of the outstanding Units of TBF-1 and TBF-2, respectively.

During November 2007, the Company issued 300,000 shares of its common stock to employees of the Company, 950,000 shares were issued to officers and directors of the Company (of which 60,000 shares were subsequently forfeited) and 144,630 shares were issued to consultants for services performed.  The shares issued to employees, officers and directors vest at 50% upon issuance and 5% per month thereafter. These shares were valued at $1.25 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.  As a result, the Company recorded $1,073,288 in selling, general and administrative expenses and $595,000 in deferred compensation related to the issuance of this common stock during 2007.

7.         Commitments and Contingencies

Operating Lease

In January 2007, the Company entered into a lease sharing arrangement with Texoga and SRC, an affiliated company, for its office space.  The lease is a ten-year operating lease which requires total monthly payments of approximately $43,000 for the initial year with escalation each year thereafter until expiration in March 2017.  In accordance with the rent sharing arrangement, the Company is required to pay $9,388 per month for its share of the rent.

Per this lease agreement, the Company was required to establish a letter of credit in the amount of $855,000 with a major financial institution.  Collateral for this letter of credit is the investment in certificates of deposit included in the accompanying balance sheet.

On August 1, 2007 the Company entered into a ground lease agreement with the city of Oak Ridge North for the location of the first power project. The lease is a 44-month-lease which requires monthly payments of $3,500 per month.  The agreement contains options to renew the lease for two consecutive five year terms.

On May 1, 2007 the Company entered into a commercial lease agreement for the location of the second power plant. The lease is a five year lease with an option for an additional five year period.  The lease requires payments starting at $ 2,620 per month and escalating no more than 4% per year thereafter.

Future minimum rental payments required under non-cancelable lease agreements are as follows:

	Turbine	Corporate	Oak Ridge	All
Years	Plant	Office	North Plant	Leases

2008	$32,288	$115,343	$42,000	$189,631
2009	33,579	118,947	42,000	194,527
2010	34,922	120,750	42,000	197,673
2011	36,319	122,552	10,500	169,372
2012	-	124,354	-	124,354
2013	-	126,156	-	126,156
2014	-	127,959	-	127,959
2015	-	129,761	-	129,761
2016	-	131,563	-	131,563

	$137,108	$1,117,385	$136,500	$1,390,996

Litigation

The Company does not have any litigation at this time.

Fulcrum Power Agreement

In January 2007, the Company entered into a three year Energy Management Agreement with Fulcrum Power Services, L.P. (“Fulcrum”) whereby Fulcrum is to perform as the Qualified Scheduling Entity for the Company’s power generating facility.  Per the agreement, the Company is required to pay Fulcrum $6,000 per month for the first year of the agreement with a 5% escalation in the fee for each year thereafter.

Tolling Agreement

BPC entered into a tolling agreement with SRC on September 12, 2006 to process biodiesel for its power projects for a price of $0.50 per gallon.  This contract expires on December 31, 2008 but is extendable for consecutive one-year terms.  During the year ended December 31, 2007, the Company purchased approximately 90% of its biodiesel under this tolling agreement.

8.         Related Party Transactions

During 2006, the Company sold certain assets to SRC for $80,655, resulting in a gain of $18,300.

During 2006, the Company prepaid for the purchase of 208,000 gallons of biofuel from its affiliate, SRC for $476,970.

During 2006, the Company advanced $256,725 to SRC to assist with the  purchase of certain leasehold improvements and to pay for certain operating costs.  These advances were recorded as a receivable from affiliate.  As of December 31 2006 the Company has reserved the entire $256,725 as an allowance for doubtful accounts due to the uncertainty of collection.

During the year ended December 31, 2007, the Company advanced $407,501 to Texoga and SRC, which are both former affiliates.  These advances were recorded as receivable from affiliate.  As of December 31, 2007, the Company has reserved a cumulative total of $664,227 for advances during 2007 and 2006 to Texoga and SRC as an allowance for doubtful accounts due to the uncertainty of collection.

During the year ended December 31, 2007, the Company paid certain affiliated companies approximately $306,000 for labor and equipment used in the build out of its electric generator facilities.  In addition, the Company paid approximately $177,000 to an affiliate for the purchase of feedstock.

The Company's interim CFO is a principal with M-1 Energy.  See Note 6 for transactions involving M-1 Energy.

9.         Subsequent Events

During the first quarter of 2008, the Company received $148,000 for the sale of 100,333 shares under a Regulation D offering of its common stock.

In February 2008, after completion of the power interconnect, the GE Frame 5(10MV) turbine began generating power into the Entergy Texas Grid.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A — CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

•
We did not maintain an effective control environment including sufficient personnel with the requisite knowledge of Generally Accepted Accounting Principles (GAAP) and the rules and regulations established by the SEC and appropriate policies and procedures relative to the Company’s accounting, finance and information technology functions;

•
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to hedge investments, financing and related party transactions;

•
We did not properly segregate duties and restrict access to accounting systems and data, spreadsheets used for critical calculations were not properly controlled, agreements and contracts were not always promptly provided to the accounting function, and assets were not always properly safeguarded; and

•	We do not have a comprehensive set of policies and procedures, related to corporate governance, accounting , human resources, and other significant matters.

We added or are initiating the following additional controls to the Company’s internal control over financial reporting, which we expect will improve such internal control subsequent to the date of the assessment and earlier assessments that also concluded internal controls were not effective. These changes are:

•
We have retained a qualified independent consultant to assist our Chief Financial Officer and accounting staff in matters relating to the identification and implementation of proper accounting procedures and provide guidance on financial reporting issues that apply to the Company;

•	We performed additional analysis and other procedures in order to identify weaknesses in order to develop an adequate system of disclosure and financial controls,

•	We are continuing to restructure certain departmental responsibilities as they relate to the financial reporting function,

•	We have commenced the search for a qualified full time Chief Financial Officer.

As a result of these changes, management believes that all material weaknesses have been remediated.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.  Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that permit us to provide only management’s report in this annual report on Form 10-K.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART III

 ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors presently consists of three directors who are elected to serve for one-year terms at our annual meeting of stockholders. The following table identifies our executive officers and directors and specifies their respective ages and positions.

Name	Age	Position	Term Expires
Fred O’Connor	68	Director, Interim CEO	2008 Annual Meeting
Robert Wilson	51	Interim CFO
Alan Schaffner	47	Independent Director	2008 Annual Meeting
Richard DeGarmo	53	Independent Director	2008 Annual Meeting

           Fred O’Connor has served as a director of our company since inception and presently serves on a part-time basis as our Interim Chief Executive Officer. Since 2003, Mr. O’Connor has served as the Mayor of the City of Oak Ridge North, Texas and was instrumental in our decision to locate our first biodiesel fueled generating facility in that city. Mr. O’Connor was formerly President and CEO of Process International Inc. performing design, construction, engineering, commissioning and training for energy, environmental and petrochemical projects in Libya, Costa Rica, Peru and the United Kingdom.  He was also formerly Director of MC International out of Syria, specializing in international business development and diplomatic relations. Mr. O’Connor is a 1960 graduate of The University of Notre Dame where he earned a bachelors degree in sociology with a minor in business.

           Robert Wilson has served as part-time Chief Financial Officer of our company since inception. Mr. Wilson also serves as the Chief Financial Officer and Operations Principal for several broker dealers and investment banking firms. His duties include compliance with NASD, SEC and NYSE rules and regulations, the design and implementation of accounting and operations control procedures, representing firms as an expert witness and with NASD examinations. He currently serves as a director and audit committee chairman for American Security Resources, Inc. and American Enterprise Development Corporation and as a consultant with The Professional Directors Institute. Mr. Wilson is a CPA and has over fifteen years of experience as the owner of a certified public accounting firm, was previously a member of the NASD Board of Arbitrators and has several NASD and NYSE licenses. Mr. Wilson has previously served as operations compliance manager of the AIM Management Group, Vice President Compliance/Internal Audit of the Kemper Securities Group and an auditor with Price Waterhouse. Mr. Wilson is a 1977 graduate of Houston Baptist University and pursued additional studies at Georgetown University.

           Alan Schaffner, Esq. was appointed to a newly created seat on our Board of Directors in October 2007. Mr. Schaffner has been self-employed as an independent trader at the Chicago Board of Trade for 20 years. He has extensive expertise in the agricultural futures and options markets and specializes in relational derivative strategies and risk mitigation.  Mr. Schaffner is a 1982 graduate of the University of Wisconsin where he earned a degree in accounting, and a 1986 graduate of the Chicago Kent College of Law where he earned a juris doctor degree. Mr. Schaffner is a certified public accountant and a licensed attorney in Illinois.

           Richard DeGarmo was appointed to a newly created seat on our Board of Directors in October 2007. Mr. DeGarmo was appointed chief executive officer of SRC in February 2008, previously served as chief technical officer of SRC from November 2006 through January 2008, and previously served for two years as SRC’s chief executive officer. Mr. DeGarmo is a professional process engineer with 25 years of international experience in design, construction and operation of process plants, training of personnel, business development, filing of patents, permitting, computer modeling and financial planning. Before joining SRC in January 2005, Mr. DeGarmo served for five years as vice president of Global Resource Recovery Organization, Inc. and was responsible for developing process solutions for the disposal of organic wastes, biosolids, residual chemicals, and industrial and agricultural waste. Mr. DeGarmo is a dual degree graduate of Ohio State University where he earned a bachelors degree in agricultural sciences (1977) and a Masters degree in agricultural engineering (1981). Mr. DeGarmo is a registered professional engineer in Texas.

Key Consultants

           Steven S. McGuire, the president of Texoga, serves as a part-time consultant to our company. Mr. McGuire has served as Texoga’s chief executive officer since 1996 and was formerly Chairman, CEO or President of three energy and technology companies that had operations in three countries and over 200 employees. Mr. McGuire is a 1977 graduate of the University of Illinois, Champaign-Urbana (B.S. Physics) and an active member of the Society of Petroleum Engineers and the Society of Professional Well Log Analysts.

Board Committees

           The Board of Directors has created an Audit Committee that presently consists of Messrs. Schaffner and DeGarmo. Mr. Schaffner serves as chairman of the Audit Committee. All members have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The board has determined that all members of our Audit Committee would meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Board of Directors has also determined that based on education and work history, Mr. Schaffner meets the definition of an “Audit Committee Financial Expert” as established by the Securities and Exchange Commission. The audit committee's responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent auditor;

•	overseeing the work of our independent auditor and approving the release of reports from our independent auditor;

•	reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent auditor and management; and

•	preparing the audit committee report required by SEC rules to be included in our proxy statements.

           All audit services and all non-audit services, except de minimis non-audit services, must be approved in advance by the Audit Committee.

           The Board of Directors has created a Compensation Committee that presently consists of Messrs. Schaffner DeGarmo. Mr. DeGarmo serves as chairman of the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Compensation Committee's responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	determining the compensation of our chief executive officer;

•	reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans; and

•	reviewing and making recommendations to our board with respect to director compensation.

           The Board of Directors does not have a separate nominating committee, and has determined that it is appropriate for the entire board to serve that function for the time being. Accordingly, Mr. O’Connor will participate in decisions respecting director nominees until an independent nominating committee is established. With respect to director nominees, the Board of Directors will consider nominees recommended by stockholders that are submitted in accordance with our By-Laws.

Corporate Governance

           Our Board of Directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our Board of Directors is working to adopt and implement many "best practices" in the area of corporate governance, including separate committees for the areas of audit and compensation, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management and directors, among other things.

Potential Conflicts of Interest

Our officers and directors are not full time employees of our company and are actively involved in other business pursuits. Accordingly, they may be subject to a variety of conflicts of interest. Since our officers and directors are not required to devote any specific amount of time to our business, they will experience conflicts in allocating their time among their various business interests.

Our officers and directors intend to comply with the requirements of Texas law, and believe they can avoid most potential conflicts of interest.  If our officers and directors are subjected to an irreconcilable conflict of interest, they may elect to submit the issue for a vote of the disinterested stockholders, but they are not required to do so.

Code of Business Conduct and Ethics

           The Board of Directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors, officers, and employees and will be given to new employees at the time of hire. The Code of Business Conduct and Ethics contains a number of provisions that apply principally to our President, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the "Investor Information" section of our website at www.biofuelspower.com. We intend to disclose any amendments or waivers of our Code of Business Conduct and Ethics on our website.

Indemnification of Officers and Directors

Our Articles of Incorporation allows us to indemnify our officers and directors to the fullest extent permitted by Texas law. The indemnification provisions are sufficiently broad to provide protection against monetary damages for breach or alleged breach of their duties as officers or directors, other than in cases of fraud or other willful misconduct. Our Articles of Incorporation also provide that, subject to specific exclusions required under Texas law, our directors will not have any personal liability to our company or our stockholders for monetary damages arising from a breach of fiduciary duty. Our bylaws require us to indemnify our officers and directors to the maximum extent permitted by Texas law. In addition, our bylaws require us to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. The SEC believes the indemnification of directors, officers and control persons for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11 — EXECUTIVE COMPENSATION

Employment Agreements

Fred O’Connor, our interim CEO and Robert Wilson, our interim CFO are not full time employees and do not have written employment agreements with our company. Messrs. O’Connor and Wilson are entitled to receive monthly consulting fees of $6,000 and $4,000, respectively, for the time they devote to our affairs. Messrs. O’Connor and Wilson are both engaged in other activities that will limit the amount of time they can devote to our affairs and may face conflicts of interest in allocating their available time among their various interests. In addition to their restricted stock grants and monthly consulting fees, Messrs. O’Connor and Wilson are entitled to such bonuses as the compensation committee may approve, but are not entitled to receive any other equity or non-equity incentive compensation, deferred compensation, fringe benefits or other compensation. We are presently searching for qualified individuals to assume the positions that are presently occupied by Messrs. O’Connor and Wilson, but are unable to estimate the amount of time it will take to identify suitable successors and negotiate appropriate employment agreements and compensation terms.

The following table provides summary information on the compensation paid to our interim CEO and interim CFO during the year ended December 31, 2007.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Fred O’Connor	Interim CEO	2007	$42,800	—	$270,000	—	$312,800
Robert Wilson	Interim CFO	2007	$24,600	—	$90,000	—	$114,600

Cash Compensation During 2007

We were inactive until December 2006 when we changed our name to Biofuels Power Corporation, assumed control over TBP-I and TBP-II, and commenced the business activities described elsewhere in this annual report on Form 10-K. Accordingly, we did not pay any direct or indirect cash compensation to any of our officers or directors during the year ended December 31, 2006.

Equity-based Compensation During 2007

We did not issue any stock options or other equity based compensation to any of our officers or directors during the year ended December 31, 2006. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

		Total Grant		Vested Portion		Future Vesting
Name	Position	Shares	Value	Shares	Value	Shares	Value
Fred O’Connor	Interim CEO	300,000	$375,000	225,000	$281,250	75,000	$93,750
Robert Wilson	Interim CFO	100,000	$125,000	75,000	$93,750	25,000	$31,250
Alan Schaffner	Director	100,000	$125,000	75,000	$93,750	25,000	$31,250
Richard DeGarmo	Director	100,000	$125,000	75,000	$93,750	25,000	$31,250
Robert A. Webb	Legal counsel	100,000	$125,000	70,000	$87,500	Balance forfeit (1)
J. Michael McGee	Consultant	100,000	$125,000	70,000	$87,500	Balance forfeit (1)
Steven McGuire	Consultant	100,000	$125,000	75,000	$93,750	25,000	$31,250
Other employees and consultants		350,000	$437,500	262,500	$328,125	87,500	$109,375
(1)	Effective March 1, 2008, Messrs Webb and McGee resigned from our board of directors and in connection therewith, 30,000 unvested grant shares owned by each of them were forfeit.

2008 Executive Compensation Plan

           This section contains a prospective discussion of the material elements of compensation that will be awarded to, earned by or paid to our three most highly compensated individuals on a go-forward basis. These individuals, who have not yet been retained by us, are referred to as the “Named Executive Officers.”

Compensation Decision-Making

           The Compensation Committee Our Compensation Committee exercises the Board of Directors’ authority concerning compensation of the executive management team, non-employee directors and the administration of our stock-based incentive compensation plans. The Compensation Committee will typically meet in separate sessions independently of board meetings. The Compensation Committee will typically schedule telephone meetings as necessary to fulfill its duties.  The Chairman will typically establish meeting agendas after consultation with other committee members and our CEO.

           Role of Contracts Establishing Compensation When we identify individuals to assume the posts of Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, we are likely to negotiate formal employment agreements that have terms of three to four years and contain express provisions relating to annual salaries, bonuses, equity incentives and other non-cash compensation.  Our Compensation Committee will bear primary responsibility for negotiating the terms of such agreements and passing on the reasonableness thereof.

           Role of Executives in Establishing Compensation We believe that our CEO and other members of management will regularly discuss our compensation issues with Compensation Committee members. In general, the Compensation Committee will have the sole authority to establish salary, bonus and equity incentives for our CEO in consultation with other members of the management team. Subject to Compensation Committee review, modification and approval, we believe our CEO will typically make recommendations respecting bonuses and equity incentive awards for the other members of the executive management team.

           Other Compensation Policies With the assistance of the Compensation Committee and our management team, we developed a number of policies and practices that we plan to implement during 2008.  Consistent with our compensation philosophies described below, our goal will be to provide executive officers with a compensation program that is competitive with other opportunities that were available to them.

           We do not have a pre-established policy or target for the allocation of incentive compensation between cash bonuses and equity incentive compensation.  The Compensation Committee will review surveys and other information considered relevant to determine the appropriate level and mix of incentive compensation for each executive officer and make a final decision in consultation with the executive officer.  The portion of an executive’s total compensation that is contingent upon the Company’s performance will generally tend to increase commensurate with the executive’s position within the Company.  This approach is designed to provide more upside potential and downside risk for those senior positions.

           For 2008, we will endeavor to ensure that a substantial amount of each Named Executive Officer’s total compensation will be performance-based, linked to the Company’s operating performance, and over the executive’s tenure, derived its value from the market price of the Company’s common stock.

           Our benefit programs are generally egalitarian. Our Named Executive Officers will not receive perquisites other than a monthly car allowance and participation without cost in our standard employee benefit programs, including medical and hospitalization insurance and group life insurance. We will attempt to ensure that both cash and equity components of total compensation are tax deductible, to the maximum extent possible.

Compensation Program

           Compensation Program Objectives and Philosophy Our compensation philosophy is to maintain competitive pay practices that will help us attract, retain and reward the highest performers who are capable of leading us in achieving our strategic business objectives. To meet these goals, we use base salaries which are typically determined by employment contracts, performance-based bonuses and equity-based incentive awards, as appropriate, to reward and reinforce the value added contributions and attainment of performance objectives that enable us to meet our goals and create stockholder value. A significant element of our executive compensation policy is and will continue to be equity-based in order to emphasize the link between executive compensation and the creation of stockholder value as measured by the equity markets.

           We do not use external benchmarking data or comparable peer groups to establish competitive total compensation pay practices. We evaluate employees’ compensation on an annual basis and make changes accordingly.  We target the overall pay structures to provide a reasonable level of assurance that we will be able to retain the services of our principal executive officers.

           Compensation Program Design Our compensation program is designed to achieve our objectives of attracting, retaining and motivating employees and rewarding them for achievement that we believe will bring us success and create stockholder value. These programs are designed to be competitive with other employment opportunities that are available to our executives.  A significant portion of the compensation for our Named Executive Officers includes equity awards that have extended vesting periods. The purpose of these awards is to serve as both a retention and incentive mechanism that will encourage recipients to remain with our Company and create value for both the award recipient and our stockholders.

Elements of Compensation

           Compensation arrangements for the Named Executive Officers under our fiscal 2008 compensation program will typically include four components: (a) a base salary; (b) a cash bonus program; (c) the grant of equity incentives in the form of non-qualified stock options; and (d) other compensation and employee benefits generally available to all of our employees.

2007 Stock Incentive Plan

Subject to stockholder approval at our next annual meeting, our Board of Directors has adopted an incentive stock plan for the benefit of our employees. Under the terms of the plan, we are authorized to grant incentive awards for up to 2,000,000 shares of common stock. No incentive awards are outstanding at the date of this annual report on Form 10-K.

The Compensation Committee will administer the plan; decide which employees will receive incentive awards; make determinations with respect to the type of award to be granted; and make determinations with respect to the number of shares covered by the award. The Compensation Committee will also determine the exercise prices, expiration dates and other features of awards. The Compensation Committee will be authorized to interpret the terms of the plan and to adopt any administrative procedures it deems necessary. All decisions of the Compensation Committee will be binding on all parties. We will indemnify each member of the Compensation Committee for good faith actions taken in connection with the administration of the plan.

All of the options and restricted shares are subject to vesting requirements and the company has the right to cancel or repurchase at cost all unvested stock options or restricted shares at the time the recipient's employment or consulting relationship with the company is terminated.

Director Compensation

           We expect our Board members to be actively involved in various aspects of our business ranging from relatively narrow Board oversight functions to providing hands-on guidance to our executives with respect to matters within their personal experience and expertise. We believe that the active involvement of all Board members in our principal business and policy decisions will increase the Board’s understanding of our needs and improve the overall quality of our management decisions.

           Only independent directors will be compensated separately for service as Board members. While each of our directors received restricted stock grants in November 2007 as described above, none of our directors received any cash compensation for services rendered in their capacity as directors during the year ended December 31, 2007. Each of our independent directors will receive the following compensation for the year ended December 31, 2008:

•	A basic annual retainer of $10,000 for service as a Board member;

•	A supplemental retainer of $5,000 for service as Chairman of the Audit Committee;

•	A supplemental annual retainer of $2,500 for service as a committee member; and

•	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf.

  ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

We had 31,265,561 shares of common stock issued and outstanding on the date of this annual report on Form 10-K. We have no outstanding convertible securities and no warrants or options that are presently exercisable or will become exercisable within 60 days. The following table sets forth information with respect to the beneficial ownership of our common stock for each of our executive officers and directors; all of our executive officers and directors as a group; and any other beneficial owner of more than 5% of our outstanding common stock

           Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all common stock held by that person. The address of each named beneficial owner, unless indicated otherwise by footnote, is 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas 77380.

	Shares Beneficially Owned
	Number	Percent
David S. Holland, Sr. (1)	3,077,500	9.8%
Dr. Mahesh Kanojia (2)	1,605,000	5.1%
Alan Schaffner	1,161,668	3.7%
Fred O’Connor	400,000	1.3%
Robert Wilson	255,808	0.8%
Richard DeGarmo	100,000	0.3%
Directors and officers as a group	1,917,476	6.1%
(1)	David S. Holland, Sr. is a retired Pennzoil executive who provided substantial equity financing for Texoga in its early stages and ultimately became the largest stockholder of that company.
(2)	Dr. Mahesh Kanojia is the original founder of Texoga and the second largest stockholder of that company. From time to time, Dr. Kanojia serves as an unpaid consultant to our company.

           There are no agreements, arrangements or understandings that will result in a change in control at any time in the foreseeable future.

Section 16(a) beneficial ownership reporting compliance

Based solely on our review of the reports on Forms 3, 4, and 5 that were filed by our officers during the year ended December 31, 2006, we have determined that John L. Petersen, Sally A. Fonner, Rachel A. Fefer and Mark R. Dolan each failed to file a Form 3 to report their initial beneficial ownership of our shares. Our founders do not intend to file Form 4 to report their distributions of gift shares until the entire gift share distribution is completed. At the date of this report on Form 10-K, our founders have agreed to give a combined total of 224,000 gift shares to 448 family members, friends and business associates selected by them.

Except as set forth above, we are not aware of any director, officer or beneficial owner of more than 10% of any class of our equity securities that failed to file the forms required by Section 16(a) on a timely basis.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In November 2006, we agreed to become the general partner of and assume legal and operational responsibility for TBP-I and TBP-II. Our appointment as successor general partner of the two partnerships was submitted for the written consent of the limited partners and subsequently approved by the requisite 2/3 majority of the holders of limited partner interests on December 8, 2006 and January 12, 2007, respectively. Amended certificates of limited partnership to reflect our substitution as general partner were filed on January 14, 2007. In connection with the assignment of Texoga’s general partner interest to us all contracts necessary for the operation of the Oak Ridge North and Montgomery County facilities were assigned to us and Texoga has no further interest in those contracts. While we assumed all of Texoga’s rights and obligations as general partner of TBP-I and TBP-II, we did not issue any securities or pay any consideration to Texoga in connection with the assignments.  As general partner of TBP-I and TBP-II, Texoga acted as the general contractor in connection with the construction of the Oak Ridge North and Montgomery County facilities. During 2007, we paid Texoga approximately $306,000 for construction services, labor and equipment used in connection with the installation of our Montgomery County facility. We believe the price and other material terms of our transactions with Texoga were comparable to or more favorable than the price and terms we could have negotiated with an unaffiliated third party.

           In December 2006, we offered to exchange shares of our common stock for limited partner interests in the partnerships. In connection with the exchange offering, the partnership interests were valued at their $1,000 per unit cost to the limited partners and our common stock was valued at $0.67 per share. Since December 2006, we have issued 4,444,500 shares of our common stock to purchase 2,963 TBP-I units; 2,925,000 shares of our common stock to purchase 1,950 TBP-II units; and 353,592 shares of common stock upon conversion of $265,200 of notes we issued to purchase 312 TBP-I units. At the date of this annual report on Form 10-K, we have acquired all 3,500 units of limited partner interest in TBP-I and dissolved the partnership. We have also acquired 2,950 units of limited partnership interest in TBP-II which represents 84.2% of the total outstanding units.

During 2006, we prepaid the cost of 208,000 gallons of biodiesel that we purchased SRC for approximately $477,000. This fuel was delivered to us during 2007 and used in our preliminary facility testing and power generation operations. During 2007, we purchased approximately 152,000 gallons of biodiesel from SRC that we used in our operations. While we did not purchase any biodiesel from third parties during 2006, we purchased 42,000 gallons, or approximately 10% percent of our total fuel purchases, from third parties in 2007. In light of our plans to use off-spec biodiesel and renewable diesel when practicable, we expect our future fuel purchases from SRC to be a significantly smaller percentage of our overall fuel purchases. We believe the prices we paid for fuel purchased from SRC are comparable to the prices we could have obtained in transactions with unrelated parties.

In January 2007, we entered into a lease sharing arrangement with Texoga and SRC that obligates Texoga to contribute $18,940 per month to the cost of the leased space that houses the executive offices for all three companies and obligates SRC to contribute an additional $14,680 per month as its share of the costs. In connection with the sublease, we pledged an $856,000 certificate of deposit as collateral security for the future rental obligations. During the year ended December 31, 2007, we received $58,040 from SRC, and the unpaid balances were carried as advances to Texoga and SRC. Since Texoga and SRC are both related parties and the collection of the unpaid balances is uncertain, we have fully impaired $345,400 of unpaid rent reimbursements from Texoga and SRC in our financial statements for the year ended December 31, 2007. We are presently negotiating a sublease of the office space that will, if the sublease is successfully consummated, eliminate our future rental obligations and result in the release of the associated security deposit to us.

During 2007 we asked SRC to make additional plant improvements to increase the efficiency of our operations. In connection therewith, we advanced approximately $62,000 to SRC to pay the cost of the required changes. Since SRC is a related party and collection of this advance is uncertain, we have fully impaired these advances to SRC in our financial statements for the year ended December 31, 2007.

Robert Wilson is an independent contractor who serves as the interim CFO of our company. Mr. Wilson is also a principal of M1-Energy Capital Securities, LLC, an NASD broker dealer that raised $7,000,000 in capital for TBP-I And TBP-II, and received $700,000 in cash commissions in connection therewith. In connection with our partnership exchange offerings and our sales of common stock for cash, M-1 received aggregate cash compensation of $225,000, together with 392,446 shares of our common stock, including 55,808 shares that were subsequently assigned to Mr. Wilson.

M1 Energy Risk Management LLC is a commodity advisory and brokerage firm that creates and manages customized commodities hedging programs. In connection with the commodity hedging activities described herein, M-1 Energy Risk Management received $107,750 in fees during 2007. While Mr. Wilson has no direct or indirect interest in M1 Energy Risk Management, the owners of that company are co-owners with Mr. Wilson of M1-Energy Capital Securities, LLC.

Director Independence

           The Board of Directors has determined that two of our three directors would meet the independence requirements of the American Stock Exchange if such standards applied to our company. In the judgment of the board, Mr. O’Connor does not meet such independence standards. In reaching its conclusions, the board considered all relevant facts and circumstances with respect to any direct or indirect relationships between the company and each of the directors, including those discussed under the caption "Certain Relationships and Related Transactions." The board determined that any relationships that exist or existed in the past between the company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

  ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company during 2007 by Ham, Langston & Brezina LLP for the audit of our financial statements for the years ended December 31, 2006 and 2005 was $74,000. We were not billed any fees for tax preparation services in 2006 or 2007. The aggregate fees billed for other services related to interim financial statements and the filing of various documents with the SEC provided by Ham, Langston & Brezina LLP in 2006 or 2007 was $37,000.

  ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2007 and 2006

Balance Sheet as of December 31, 2007 and 2006

Statement of Operations for the years ended December 31, 2007 and 2006

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

Statement of Cash Flow for the years ended December 31, 2007 and 2006

Notes to Financial Statements

(a)(2)           The following is a list of the financial statement schedules filed as part of this report on Form 10-K.

None

(a)(3)           The following is a list of the Exhibits filed as part of this report on Form 10-K:

Exhibit
Number	Description

3.1	Articles of Incorporation of Aegis Products Inc. (currently Biofuels Power Corporation) dated January 11, 2004	*
3.2	First Amendment to the Articles of Incorporation of Aegis Products Inc. (currently Biofuels Power Corporation) dated December 1, 2006	*
3.3	Curative Amendment to the Articles of Incorporation of Biofuels Power Corp. dated November 12, 2007	*
3.4	By-laws of Biofuels Power Corporation	*
4.1	Form of Common Stock Certificate	*
4.2	Form of 12.5% Senior Convertible Debenture Due 2011	*
10.1	2007 Stock Incentive Plan	*
10.2	Ground Lease for 1/2-half acre parcel in Oak Ridge North Texas	*
10.3	Ground Lease for 1.5 acre parcel in Montgomery County Texas	*
10.4	Master Real Estate Lease for executive offices located at 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas, 77380	*
10.5	Rent Sharing Agreement for executive offices located at 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas, 77380	*
10.6	Limited Partnership Agreement of Texoga Biofuels Partners 2006-II, as amended	*
10.7	Power Marketing Agreement with Fulcrum Power Services, LP,	*
10.8	Interconnect Agreement With Centerpoint Energy for Oak Ridge North facility	*
10.9	Interconnect Agreement With Entergy for Montgomery County facility	*
14.1	Code of Business Conduct and Ethics	*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)	Exhibit 31.2
32.1	Statement of Chief Executive Officer Pursuant to U.S.C. Title 18, Section 1350	Exhibit 32.1
32.2	Statement of Chief Financial Officer Pursuant to U.S.C. Title 18, Section 1350	Exhibit 32.2
*           Incorporated by reference to Form 10-SB Registration Statement filed January 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUELS POWER CORPORATION

By            /s/ Fred O’Connor
Fred O’Connor, Chief Executive Officer and Director
Date April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred O’Connor Fred O’Connor	Chief Executive Officer and Director (Principal Executive Officer)	Date April 15, 2008

By: /s/ Robert Wilson Robert Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date April 15, 2008

By: /s/ Rich DeGarmo Rich Degarmo	Director	Date April 15, 2008