Form 10-K/A
period 2007-12-31
BIOFUELS POWER CORP
filed 2008-04-29
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

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

We have engaged in significant related party transactions with Texoga and SRC, which are both former affiliates of our company. The principal related party transactions during 2006 and 2007 include our prepaid purchases of approximately 208,000 gallons of biodiesel from SRC in 2006 and our purchases of 152,000 additional gallons of biodiesel from SRC and ATI during 2007, that collectively represented approximately 90% percent of the biodiesel we purchased for use in power generation activities; approximately $319,000 that we advanced to SRC in 2006 and 2007 to pay the cost of certain plant improvements that we requested to increase the overall efficiency of our operations; and approximately $345,000 we paid on behalf of Texoga and SRC in 2007, which represents their respective participations under a rent sharing arrangement for the office space that all three companies use as their principal executive office. In our financial statements for the year ended December 31, 2007 we have fully impaired $345,000 that Texoga and SRC owe us under the rent sharing agreement and $319,000 in plant improvement advances to SRC because both companies are former affiliates and we believe collection of the advances is uncertain. After giving effect to the impairments our balance sheet reflects $3,680 in accounts receivable from former affiliates and 27,792 in accounts payable to former affiliates. While we are not controlled by or under common control with Texoga or SRC; the commonality of ownership between the three companies is declining; and all related party transactions must be approved by the disinterested members of our board of directors; related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely effect our business and our stock price.

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

During 2006, we prepaid the cost of 208,000 gallons of biodiesel that we purchased from SRC for approximately $477,000. This fuel was delivered to us during 2007 and used in our preliminary facility testing and power generation operations. During 2007, we paid approximately $177,000 to ATI and SRC for 152,000 additional gallons of biodiesel that we used in our operations. While we did not purchase any biodiesel from third parties during 2006, we purchased approximately 10% percent of our total fuel requirements (approximately 42,000 gallons) from third parties in 2007. In light of our plans to use off-spec biodiesel and renewable diesel when practicable, we expect our future fuel purchases from former affiliates to be a significantly smaller percentage of our overall fuel purchases. We believe the prices we paid for fuel purchased from ATI and SRC are comparable to the prices we could have obtained in transactions with unrelated parties.

In January 2007, we entered into a lease sharing arrangement with Texoga and SRC that obligates Texoga to contribute $18,940 per month to the cost of the leased space that houses the executive offices for all three companies and obligates SRC to contribute an additional $14,680 per month as its share of the costs. In connection with the sublease, we pledged an $856,000 certificate of deposit as collateral security for the future rental obligations. During 2007, we received $58,040 from SRC, and the unpaid balances were carried as advances to Texoga and SRC. We are presently negotiating a sublease of the office space that will, if the sublease is successfully consummated, eliminate our future rental obligations and result in the release of the associated security deposit to us.

             During 2006 we asked SRC to make certain plant improvements to increase the overall efficiency of our operations. In connection therewith, we advanced approximately $257,000 to SRC to pay the cost of the required changes and associated operating costs during the improvement period. During 2007 we asked SRC to make additional plant improvements and advanced approximately $62,000 to SRC to pay the cost of the required changes. Under our understanding with SRC, we are entitled to recover these advances through a $.25 per gallon offset against future biodiesel purchases from SRC.

In our financial statements for the year ended December 31, 2007 we have fully impaired $345,000 that Texoga and SRC owe us under the rent sharing agreement and $319,000 in plant improvement advances to SRC because both companies are former affiliates and we believe collection of the advances is uncertain. After giving effect to the impairments our balance sheet reflects $3,680 in accounts receivable from former affiliates and 27,792 in accounts payable to former affiliates.

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
Date April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred O’Connor Fred O’Connor	Chief Executive Officer and Director (Principal Executive Officer)	Date April 29, 2008

By: /s/ Robert Wilson Robert Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date April 29, 2008

By: /s/ Rich DeGarmo Rich Degarmo	Director	Date April 29, 2008