Form 10-Q
period 2008-03-31
BIOFUELS POWER CORP
filed 2008-05-21
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10003 Woodloch Forest Drive, Suite 900	77380
The Woodlands, Texas	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(281) 364-9500

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001 per share

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2008
Common Stock, $0.001 Par Value	30,797,592 Shares

BIOFUELS POWER CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$912,913	$1,089,308
Accounts receivable	450,697	238,580
Accounts receivable – affiliate	-	3,680
Inventory	297,297	401,928
Total current assets	1,660,907	1,733,496

Property and equipment, net	6,037,451	5,753,535
Investment in certificate of deposit (restricted)	-	889,823

Total assets	$7,698,358	$8,376,854

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$798,121	$329,423
Payable to affiliate	-	27,792
Commissions payable	-	21,650
Interest payable	5,944	14,264
Total current liabilities	804,065	393,129

Long Term Liabilities
Note payable	191,250	191,250

Minority interest	-	544,195

Total liabilities	995,315	1,128,574

Commitments and Contingencies

Stockholders’ equity:

Common stock, $.001 par value, 50,000,000 shares authorized; 30,797,592 and 30,306,390 shares issued and outstanding, respectively	30,797	30,306
Additional paid in capital	12,562,391	11,776,732
Deferred compensation	(371,875)	(595,000)
Accumulated deficit	(5,518,270)	(3,963,758)

Total stockholders' equity	6,703,043	7,248,280

Total liabilities and stockholders' equity	$7,698,358	$8,376,854

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007

	March 31,
	2008	2007
Sales	$94,457	$21,050

Cost of sales	653,741	200,542

Gross loss	(559,284)	(179,492)

Selling, general and administrative expenses	938,752	669,605

Operating loss	(1,562,305)	(849,097)

Other income:
Gain on investment in futures contract	-	1,711,000
Other income, net	14,454	205
Interest expense	(6,661)	-

Total other income, net	7,793	1,711,205

Net income/(loss) before minority interest	(1,554,512)	862,108

Minority interest	-	(620,000)

Net income/(loss)	$(1,554,512)	$242,108

Basic and diluted net income/(loss) per common share	$(0.05)	$0.01

Weighted average common shares outstanding – basic and diluted	30,690,636	21,637,000

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
for the three months ended March 31, 2008

			Additional
	Common Stock		Paid In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 2007	30,306,390	$30,306	$11,776,732	$(595,000)	$(3,963,758)	$7,248,280

Issuance of common stock for cash, net of offering costs	102,000	102	147,898	-	-	148,000

Issuance of common stock for services	72,537	73	83,223	-	-	83,296

Issuance of common stock for limited partnership interest	316,665	316	554,538	-	-	554,854

Amortization of deferred compensation	-	-	-	223,125	-	223,125

Net loss	-	-	-	-	(1,554,512)	(1,554,512)

Balance at March 31, 2008	30,797,592	$30,797	$12,562,391	$(371,875)	$(5,518,270)	$6,703,043

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss)/income	$(1,554,512)	$242,108
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	343,199	174,970
Expense related to issuance of common stock for limited partnership interests	12,501	200,000
Stock issued for services	83,296	-
Gain on investment in futures contract	-	(1,711,000)
Minority interest	-	620,000
Amortization of deferred compensation	223,125	-
Changes in operating assets and liabilities:
Accounts receivable	(212,119)	(197,399)
Prepaid fuel costs	-	302,679
Inventory	104,631	(26,400)
Accounts payable	468,698	(49,502)
Accrued interest payable	(8,320)	-
Net cash used in operating activities	(539,501)	(444,544)

Cash flows from investing activities:
Proceeds from liquidation of restricted certificate of deposit	902,149	-
Purchase of property and equipment	(674,717)	(1,439,472)
Purchase of investment in futures contract	-	(574,110)
Sale of futures contract	-	2,549,918
Purchase of certificate of deposit	(12,326)	-
Net cash provided by investing activities	215,106	536,336

Cash flows from financing activities:
Net proceeds from sale of common stock	148,000	2,061,729
Proceeds from issuance of notes payable	-	30,000
Proceeds from subscription receivable	-	492,050
Net cash provided by financing activities	148,000	2,583,779

Net (decrease) / increase in cash and cash equivalents	(176,395)	2,675,571
Cash and cash equivalents, beginning of period	1,089,308	2,703,535
Cash and cash equivalents, end of period	$912,913	$5,379,106

Supplemental disclosure of cash flow information:

Interest paid	$14,264	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Accrue accounts payable for offering costs	$-	$492,350
Common stock issued upon conversion of limited partnership interest	$554,854	$-

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2007 is unaudited)

1.         Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

Background Biofuels Power Corp. (“BPC”), a Texas corporation, was incorporated in 2004 as Aegis Products, Inc.  The Company is a distributed energy company that is pioneering the use of biodiesel to fuel small electric generating facilities that are located in close proximity to end-users.  BPC’s first power plant is currently located near Houston, Texas in the city of Oak Ridge North.  During February 2007, BPC began generating and selling its power through Fulcrum Power to Centerpoint Energy.

Aegis Products, Inc. was incorporated in Texas on January 20, 2004 as a wholly-owned subsidiary of Texoga Technologies Corp. (“Texoga”).  Effective December 31, 2004, Aegis was spun off from Texoga through a share distribution to the Texoga shareholders with 87 owners receiving a total of 14,512,380 shares.  During 2006, the Texoga BioFuels 2006-1 and 2006-2 partnerships were established and each raised $3.5 million to develop biofueled power projects in the Houston, Texas area.  Texoga began serving as the general partner and on November 6, 2006, Texoga transferred its general partner role to Aegis which simultaneously changed its name to Biofuels Power Corp.

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

Derivative Instruments and Hedging The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of March 31, 2008, the Company did not have any open hedge contracts.

Revenue Recognition Revenue, which began to be recorded during 2007, is recognized when the electricity produced is provided to the electric grid maintained by the Electric Reliability Council of Texas (ERCOT).  A power sales agreement is in place with Fulcrum Power, a Qualified Scheduling Entity (QSE) for ERCOT.  Electric sales into ERCOT may only be made through the scheduling of a QSE, which also receives payment from ERCOT for all sales in a process called “settlement.”  Initial settlement takes place eight days after the date of sale with subsequent adjustments at 60 days and 180 days after the sale, if needed.  To date, the Company has not experienced any material settlement adjustments and it does not anticipate material settlement adjustments in the future.  All of the sales from the Company’s Oak Ridge North facility are made into the ERCOT Balancing Energy Market.  Such sales are priced by ERCOT for each 15-minute interval of each hour of each day.  The price for all balancing energy dispatched in a given interval is the highest bid of any electricity dispatched by ERCOT in that interval.  The price per megawatt is determined at the time of the sale.  ERCOT bills each utility company purchaser, collects the money due under a formal settlement process and remits the proceeds to the QSE scheduling the electricity actually purchased.  The QSE pays the power generator when it receives payment from ERCOT.  The Company pays Fulcrum Power a monthly fee for services that are not directly related to the revenue the Company receives from sales of electricity.

Biodiesel Tax Credits Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales.  During the three months ended March 31, 2008, the Company received $53,957 in Federal credits.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2008 the Company had trade accounts receivable of $107,982 and Federal credits receivable of $342,715.

Inventory Inventories are stated at the lower of cost or market and consists of 51,187 gallons of unprocessed fuel stock and 46,475 gallons of processed fuel stock at March 31, 2008.  Cost is determined using the first-in first-out (“FIFO”) method.

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

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2008 and 2007, the Company did not have any potential dilutive securities.

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

Concentration of Credit Risk Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company maintains its cash and cash equivalents with major financial institutions selected based upon management’s assessment of the banks’ financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit.  The Company has not experienced any losses on deposits.  Accounts receivable generally arise from sales of power to the electric grid. Collateral is generally not required for credit granted.  The Company will provide allowances for potential credit losses when necessary.

Recently Issued Accounting Pronouncements FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), issued in September 2006, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (F), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments.  Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis.  Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159.  The adoption of SFAS 159 did not have a material impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R replaces SFAS 141, “Business Combinations” but retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations.  SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively.  Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R.  It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation.  SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

2.         Going Concern

During the three months ended March 31, 2008, the Company has experienced negative financial results as follows:
	2008
Net loss		$(1,554,512)
Negative cash flows from operations	$	$(539,501)
Accumulated deficit		$(5,518,270)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.
•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.
•	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

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

3.         Hedge Accounts

In May 2006, TBF-1 invested $479,000 in a soybean commodity hedge and in August 2006, TBF-2 invested $365,000 in a second soybean commodity hedge.  At December 31, 2006, the net fair market value of the hedge accounts, as reported by the brokerage firm that held the accounts, was $2,094,400 including unrealized gains of $1,250,400.  Since the two hedge accounts were a correlative hedge to protect the price of feedstock used in the production of biodiesel is used as the fuel in the Company’s renewable energy power plants, the unrealized gain, net of minority interests, has been included in other comprehensive income in stockholders’ equity.  During February 2007 the hedge was closed and the Company realized a gain of $1,711,000.

In February 2007, TBF-1 invested $286,420 in a cotton commodity hedge and TBF-2 invested $287,690 in a cotton commodity hedge.  As of March 31, 2007, the Company had an unrealized gain of $33,890, net of minority interest portion, on its hedge positions.

As of March 31, 2008, the Company did not have any open hedge contracts.

4.         Property and Equipment

Property and equipment consisted of the following at March 31, 2008:

2008
Power generating equipment	$5,300,252
Buildings and improvements	1,177,192
Machinery and equipment	708,466
Less accumulated depreciation	(1,148,459)
Total property and equipment, net	$6,037,451

Depreciation expense for the three months ended March 31, 2008 and 2007 was $343,199 of which $275,918 is included in Cost of Sales, respectively.

5.         Notes Payable

As of March 31, 2008, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

6.         Stockholders’ Equity

During the three months ended March 31, 2008, the Company issued 72,537 shares of its common stock to consultants for services performed.  These shares were valued at $1.00 - $1.25 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.  As a result, the Company recorded $83,296 in selling, general and administrative expenses. In addition, the Company recognized $223,125 of compensation expense related to the deferred compensation recorded on the issuance of common stock to employees during 2007.

During the three months ended March 31, 2008, limited partners in TBF-2 converted 250 partnership units at 1,267 shares per unit resulting in the Company issuing 316,665 shares of common stock.  The Company has recorded the value of the excess shares issued upon conversion of the limited partnership interests of $12,501 as settlement expense in selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2008.  At March 31, 2008, the Company owns 3,500 units of TBF-1 and TBF-2 which represents 100% of the outstanding units of the partnerships, respectively.

During 2008, the Company issued 102,000 shares of common stock, valued at $1.45 per share, in exchange for $148,000 in a private placement offering.

7.         Commitments and Contingencies

Litigation The Company does not have any litigation at this time.

Commitments During March 2008, as part of a renegotiation of its lease for office space, the Company’s investment in certificate of deposit was released as collateral for a letter of credit that previously guaranteed this lease.  Subsequent to March 31, 2008, these funds were invested in various mutual funds and pledged as collateral for the Company’s new line of credit agreement.

During March 2008, the Company entered into a purchase contract with an unrelated third party to purchase up to 301,000 gallons of alternative fuel grade feedstock with a base price of $1.66 per gallon including transportation costs.  In accordance with the contract, the Company will take delivery of the feedstock as needed from March 2008 through May 2008.

8.         Related Party Transactions

In January 2008, the Company paid $10,000 to an affiliated company for transportation expenses.

Pursuant to a tolling agreement, the Company incurred tolling fees with an affiliate in the amount of $194,563 during the three months ended March 31, 2008.

9.         Subsequent Events

During April 2008, the Company entered into a line of credit agreement with a financial institution.  In accordance with the agreement, the Company may draw up to $440,000 in principal.  Outstanding principal is due on demand or in one payment on February 28, 2009.  Interest on the outstanding principal balance is due monthly beginning on May 28, 2008 and is calculated based on the prime rate less one percentage point.  The line of credit is collateralized by the Company’s investment in various mutual fund holdings, which were also purchased subsequent to March 31, 2008.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and plan of operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this annual report on Form 10-K.

Financial condition, liquidity and capital resources

At March 31, 2008, we had $7,698,358 in total assets and $995,315 in liabilities, resulting in a stockholders’ equity of $6,703,043. Our net working capital at March 31, 2008 was $856,842.

During the quarter ended March 31, 2008, we incurred a net loss of ($1,554,512), which included $318,922 in non-cash expenses relating to equity issuance and compensation transactions and $343,199 in non-cash depreciation expense.

During the first quarter of 2008, our revenues were limited because our 10 Mw Montgomery County facility was placed in service during the quarter and we experienced significant down-time as we refined and  resolved our start-up issues, developed new operating protocols and resolved the typical problems associated with placing a new generating facility in service. Our revenues were also adversely impacted by seasonally low electric prices. While our revenues were low during the first quarter, our operating expenses were higher than normal because of the non-recurring costs associated with the start-up of our Montgomery County facility, the non-recurring costs of registering our securities under the Exchange Act, and use of higher priced feedstock and fuel inventories that we purchased in 2007. For the remainder of the year, we expect our cost of sales to decline significantly as a direct result of reduced start-up expenses and significantly reduced fuel costs. We also expect our outlays for legal and accounting services to decline significantly.

We believe our available resources, together with our anticipated operating revenue, will be sufficient to pay our anticipated operating expenses for a period of three to six months from the date of this quarterly report on Form 10-Q. Our available resources are not sufficient to pay all of our anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $20 million in additional capital to finance our planned facility expansions and future acquisitions. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, finance additions to our infrastructure, pay for the development of additional generating facilities and the marketing of our green electricity. We intend to pursue additional financing as opportunities arise.

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

Plan of Operation

We began selling electricity from our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced commercial sales of electricity from our 10 MW Montgomery County facility in January 2008. During the quarter ended March 31, 2008, we received $94,457 in revenue from our generating facilities, incurred $653,741 in fuel and direct operating costs resulting in a gross loss of ($559,284). After deducting $1,003,021 in selling, general and administrative expenses, we had a net operating loss of ($1,562,305). During the quarter ended March 31, 2007, we liquidated cash flow hedge investments and realized $1,711,000 million in non-recurring investment gains. We also received $205 in net interest income. After adjusting for the minority interests of the limited partners in TBF-I and TBF-II, our net income for the quarter ended March 31, 2007 was $242,108.

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

We have recently purchased a heat recovery steam generator (“HRSG”) that can increase our generating capacity by approximately 10 MW without increasing our fuel costs. In order to install the HRSG and put our planned secondary heat recovery system in service, we will need to buy a suitable steam turbine with a rated capacity of 10 to 15 MW, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of a used steam turbine that appears suitable for our purposes and can be acquired for less than $1 million. Once we purchase a suitable turbine, we anticipate a lead time of nine to twelve months to move the HRSG and steam turbine to our Montgomery County site and complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a steam turbine and the installation of the secondary heat recovery system are approximately $2.5 million. We do not have sufficient financial resources to complete our planned acquisition and installation of the secondary heat recovery system and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to install the secondary heat recovery system.

In combination, we believe our existing and proposed facilities will give us sufficient corporate mass to make credible sales presentations to potential purchasers of green electricity and users of heat and air conditioning services (“HACS”). There can be no assurances that future contract prices for green electricity or HACS will provide sufficient revenue to offset our anticipated operating expenses.

We believe there are a large number of existing combined heat and power facilities in the Houston-Galveston-Brazoria Eight Hour Ozone Non-Attainment Area  (“HGB”) that are not presently economic because of natural gas prices. We are evaluating a number of inactive facilities as potential acquisition targets and actively seeking additional potential acquisitions. Our business strategy is to acquire or build electric generating facilities that will be powered by biodiesel fuel. We believe the heat and power generated by those facilities can then be used to satisfy industrial demand within the HGB while significantly reducing the air quality footprint of industrial concerns that may contract to purchase our electricity. In many cases, we believe the cost savings from industrial plant pollution control upgrades will more than offset the premium that we will be required to charge for green electricity generated from alternative fuels.

We believe our company has a unique market focus, is well positioned demographically and is operationally efficient. Many retail electric providers are actively seeking “green energy” for sale to environmentally conscious residential and commercial customers who are willing to pay more for electricity produced from renewable energy resources. Our expertise in the field and our innovative approach to green energy distinguish our company from its competitors. Nevertheless, there is a possibility that new competitors, who could be better capitalized than our company, could seize upon our business model and produce electricity more efficiently, which might allow them to capture a significant share of our target market.

Until we are able to negotiate contracts that provide for a significant green energy premium, we intend to rely on equity financing to cover our current and anticipated operating losses. We need additional capital and intend to take advantage of financing opportunities as they arise. There is no assurance that our current financial resources and the proceeds of any future financing activities will be sufficient to pay our operating costs until we can negotiate a significant GEP, or that any GEP we negotiate will be sufficient to offset all of our operating costs.

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

We are presently negotiating a sublease of the office space that will, if the sublease is successfully consummated, eliminate our future rental obligations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

·
We did not maintain an effective control environment including sufficient personnel with the requisite knowledge of Generally Accepted Accounting Principles (GAAP) and the rules and regulations established by the SEC and appropriate policies and procedures relative to the Company’s accounting finance and information technology functions;

·
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to hedge investments, financing and related party transactions;

·
We did not properly segregate duties and restrict access to accounting systems and data, spreadsheets used for critical calculations were not properly controlled, agreements and contracts were not always promptly provided to the accounting function, and assets were not always properly safeguarded; and

·	We do not have a comprehensive set of policies and procedures, related to corporate governance, accounting , human resources, and other significant matters.

·
We added or are initiating the following additional controls to the Company’s internal control over financial reporting, which we expect will improve such internal control subsequent to the date of the assessment and earlier assessments that also concluded internal controls were not effective. These changes are:

·
We have retained a qualified independent consultant to assist our Chief Financial Officer and accounting staff in matters relating to the identification and implementation of proper accounting procedures and provide guidance on financial reporting issues that apply to the Company;

·	We performed additional analysis and other procedures in order to identify weaknesses in order to develop an adequate system of disclosure and financial controls,

·	We are continuing to restructure certain departmental responsibilities as they relate to the financial reporting function,

·	We have commenced the search for a qualified full time Chief Financial Officer.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of March 31, 2008, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2008 that materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE.

ITEM 1A.	RISK FACTORS

We are a smaller reporting issuer as defined in Regulation S-K and are not required to report material changes from the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, the Company:

•	Issued 72,537 shares of its common stock to three consultants as compensation for services;

•	Issued 316,665 shares of its common stock to two limited partners in TBF-2 in exchange for 250 partnership units: and

•	Sold 102,000 shares of its common stock to thirteen investors for $148,000 in cash.

issuance of shares in compensatory transactions was effected in reliance on the exemption from registration set forth in Rule 701. Each recipient signed a written agreement that described the terms of the grant and was provided information about the risks associated with our securities, audited financial statements for the year ended December 31, 2006 and unaudited financial statements for the nine months ended September 30, 2007. Each recipient was also afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the grant; and to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished, or material to their investment decisions. All shares were distributed to the recipients as outright grants and no recipient paid any cash consideration. The distribution of shares in compensatory transactions was affected without any advertising or general solicitation and all of the purchasers are employees of or consultants to our company. None of the shares were issued in connection with the offer or sale of securities in a capital-raising transaction, or for the purpose of directly or indirectly promoting or maintaining a market for our shares, which are not presently traded on any market. All certificates representing shares issued in compensatory transactions were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom.

The exchange of partnership units for shares of common stock was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The securities were offered and sold solely to accredited investors who had a pre-existing business relationship with our company by virtue of their ownership of interests in a limited partnership managed by our company. In connection with the exchange offer, all limited partners were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The exchange offer was affected without any advertising or general solicitation. In connection with each exchange of partnership units, the purchaser provided detailed responses to a written questionnaire that gave our company reasonable cause to believe that the investor was in fact an “accredited investor,” as defined in Rule 501 of Regulation D. All certificates issued in exchange for partnership units were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom.

The sale of common stock for cash was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The offer was directed solely to accredited investors who each had a pre-existing business relationship with our company or the broker-dealers we retained to act as selling agents. All potential investors were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The offer and sale of our shares was affected without any advertising or general solicitation. All certificates representing shares sold for cash were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Fred O’Connor
Fred O’Connor, Chief Executive Officer
Dated: May 21, 2008

/s/ Robert Wilson
Robert Wilson, Vice President - Finance
Dated: May 21, 2008