Form 10-Q/A
period 2008-03-31
BIOFUELS POWER CORP
filed 2008-05-22
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

	March 31,
	2008	2007
Sales	$94,457	$21,050

Cost of sales	653,741	200,542

Gross loss	(559,284)	(179,492)

Selling, general and administrative expenses	1,003,021	669,605

Operating loss	(1,562,305)	(849,097)

Other income:
Gain on investment in futures contract	-	1,711,000
Other income, net	14,454	205
Interest expense	(6,661)	-

Total other income, net	7,793	1,711,205

Net income/(loss) before minority interest	(1,554,512)	862,108

Minority interest	-	(620,000)

Net income/(loss)	$(1,554,512)	$242,108

Basic and diluted net income/(loss) per common share	$(0.05)	$0.01

Weighted average common shares outstanding – basic and diluted	30,690,636	21,637,000

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
Dated: May 22, 2008

/s/ Robert Wilson
Robert Wilson, Vice President - Finance
Dated: May 22, 2008