Form 10-Q
period 2008-06-30
BIOFUELS POWER CORP
filed 2008-08-19
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25211 Grogan’s Mill Road Suite 465	77380
The Woodlands, Texas	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(281) 364-9500

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at June 30, 2008
Common Stock, $0.001 Par Value	30,805,594 Shares

BIOFUELS POWER CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31
ASSETS	2008	2007
	(Unaudited)	(See Note)
Current Assets
Cash and cash equivalents	$43,179	$1,089,308
Accounts receivable	206,717	9,480
Tax rebate receivable	232,618	229,100
Investment in marketable securities (restricted)	583,529	-
Accounts receivable - affliate	-	3,680
Inventory	141,466	401,928

Total current assets	1,207,509	1,733,496

Property and equipment, net	5,689,528	5,753,535
Investment in certificate of deposit (restricted)	-	889,823

Total Assets	$6,897,037	$8,376,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	893,692	329,423
Payable to affiliate	-	27,792
Notes payable, unsecured	100,000	-
Notes payable, secured	440,000	-
Commissions payable	-	21,650
Interest payable	8,112	14,264

Total Current Liabilities	1,441,804	393,129

Long Term Debt
Notes payable, unsecured	191,250	191,250

Minority Interest	236,852	544,195

Total Liabilities	1,869,906	1,128,574

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized;
30,805,594 and 30,306,390 shares issued and outstanding,
respectively	30,805	30,306
Additional paid in capital	12,253,030	11,776,732
Deferred compensation	(128,750)	(595,000)
Accumulated deficit	(7,127,954)	(3,963,758)

Total Stockholders' Equity	5,027,131	7,248,280

	$6,897,037	$8,376,854

Note:  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the six months ended June 30, 2008 and 2007

	2008	2007
Revenue
Sales	$345,936	$109,383

Cost of sales	1,418,621	161,959

Gross deficit	(1,072,685)	(52,576)

Selling, general and administrative expenses	2,146,478	1,772,045

Operating loss	(3,219,163)	(1,824,621)

Other Income:
Gain on investment in futures contract	-	1,711,000
Unrealized loss on marketable securities	(20,315)	-
Realized loss on sale of marketable securities	(2,753)	-
Investment income	33,887	51,316
Interest expense	(25,696)	-

Total other income (loss), net	(14,877)	1,762,316

Net loss before minority interest	(3,234,040)	(62,305)

Minority interest	69,844	(506,923)

Net loss	$(3,164,196)	$(569,228)

Basic and diluted net loss per common share	$(0.10)	$(0.03)

Weighted average common shares outstanding - basic
and diluted	30,747,926	22,137,486

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007
	2008	2007
Cash flows from operating activities:
Net loss	$(3,164,196)	$(569,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	702,234	297,306
Expenses related to issuance of common stock for limited partnership
interest	12,501	376,886
Stock issued for services	83,296	-
Gain on investment in futures contract	-	(1,711,000)
Realized loss on sale of marketable securities	2,753	-
Unrealized loss on marketable securities	20,315	-
Minority interest	(69,844)	506,923
Amortization of deferred compensation	466,250	-
Bad debt expense	-	318,859
Changes in operating assets and liabilities:
Accounts receivable	(197,237)	(297,749)
Tax rebate receivable	(3,518)	-
Prepaid fuel cost	-	293,912
Inventory	260,462	(26,400)
Accounts payable	564,269	420,822
Accrued expenses and other, net	(51,914)	-

Net cash used in operating activities	(1,374,629)	(389,669)

Cash flow from investing activities:
Purchase of property and equipment	(650,728)	(3,043,011)
Advances to affiliate	-	(318,859)
Purchase of investment in futures contract	-	(574,110)
Purchase of certificate of deposit	(12,326)	-
Purchase of marketable securities	(806,597)	-
Proceeds from sale of futures contract	-	2,555,000
Proceeds from sale of marketable securities	200,000	-
Proceed from liquidation of restricted certificate of deposit	902,149	-

Net cash used in investing activities	(367,502)	(1,380,980)

Cash flows from financing activities:
Net proceeds from sale of common stock	156,002	2,713,079
Net proceeds from issuance of notes payable	540,000	-
Net proceeds (distributions) to / from minority interest	-	(355,000)
Net proceeds from minority interests	-	(56,038)
Purchase of limited partnerships interests	-	(512,500)

Net cash provided by financing activities	696,002	1,789,541

Net increase (decrease) in cash and cash equivalents	(1,046,129)	18,892

Cash and cash equivalents, beginning of period	1,089,308	2,703,535

Cash and cash equivalents, end of period	$43,179	$2,722,427

Supplemental disclosures of cash flow information:

Interest paid	$25,696	$-
Income taxes paid	$-	$-

Accrue accounts payable for offering expenses	$-	$492,350
Common stock issued upon conversion of limited partnership interest	$237,499	$-

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

Aegis Products, Inc. was incorporated in Texas on January 20, 2004 as a wholly owned subsidiary of Texoga Technologies Corp. (“Texoga”).  Effective December 31, 2004, Aegis was spun off from Texoga through a share distribution to the Texoga shareholders collectively received a total of 14,512,380 shares, or 100% of the Company's then outstanding stock.  During 2006, the Texoga BioFuels 2006-1 and 2006-2 partnerships were established and each raised $3.5 million to develop biofueled power projects in the Houston, Texas area.  Texoga began serving as the general partner and on November 6, 2006, Texoga transferred its general partner role to Aegis which simultaneously changed its name to Biofuels Power Corp.

During 2007 BPC created a wholly owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of standardized biodiesel refineries.

Consolidation In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, these consolidated financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  For presentation purposes, the equity interests of the limited partners in TBF-1 and TBF-2 have been reflected as minority interest shareholders.  The consolidated financial statements also include the accounts of Alternative Energy Consultants, LLC, which is a wholly owned subsidiary of BPC.  All material intercompany transactions have been eliminated in consolidation.

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

Derivative Instruments and Hedging The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of June 30, 2008, the Company did not have any open hedge contracts.

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

Biodiesel Tax Credits Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales.  During the six months ended June 30, 2008, the Company received $359,121 in Federal credits.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2008 the Company had trade accounts receivable of $206,717 and Federal credits receivable of $232,618.

Investment in Marketable Securities Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ('SFAS 115") requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities.

Investment securities classified as held-to-maturity are those securities which the Company has the ability and positive intent to hold to maturity regardless of changes in market condition, liquidity needs, or changes in general economic conditions.  These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, over the period to maturity using the interest method.

Investment securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, liquidity needs, and other similar factors.  These securities are carried at fair value with unrealized gains or losses reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect.

Trading securities are those securities that may be purchased and held principally for the purpose of selling in the near term.  Such securities are carried at fair value with unrealized gains or losses included in earnings.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.  Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations.  As of June 30, 2008, all securities within the Company's investment in marketable securities were classified as trading.

Inventory Inventories are stated at the lower of cost or market and consists of 67,627 gallons of unprocessed fuel stock and 14,050 gallons of processed fuel stock at June 30, 2008.  Cost is determined using the first-in first-out (“FIFO”) method.

Property and Equipment Property and equipment are stated at cost less accumulated depreciation.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  Fixed assets are depreciated using the straight-line method for financial reporting purposes over their estimated useful life of 3 to 5 years.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is included in operations.

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

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2008 and 2007, the Company did not have any potential dilutive securities.

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

SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees .  Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions).  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value of immediately vested shares is determined by reference to quoted prices for similar shares and the fair value of shares issued subject to a service period is estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123(R) are recognized as addition to paid-in-capital.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” , which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments.  Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis.  Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159.  The adoption of SFAS 159 did not have a material impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations ,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R replaces SFAS 141, “ Business Combinations ” but retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations.  SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively.  Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R.  It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation.  SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

2.         Going Concern

During the six months ended June 30, 2008, the Company has experienced negative financial results as follows:
2008
Accumulated deficit from prior periods	$(3,963,758)
Net loss for six-months ended June 30, 2008	$(3,164,196)
Accumulated deficit at June 30, 2008	$(7,127,954)
Negative cash flows used in operating activities	$(1,374,629)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:


The Company is attempting to raise funds through debt and/or equity offerings.  If successful, these additional funds will be used to provide working capital. Subsequent to June 30, 2008, the Company has received a commitment for a short-term working capital loan that will meet cash flow needs while other efforts are on going to raise funds through debt and/or equity offerings.

	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.
	The ability of the Company to control costs and increase revenues.
	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Hedge Accounts

During the six months ended June 30, 2007, the Company realized approximately $1.7 million in gain on certain commodity hedge accounts. All of the Company’s commodity hedge investments were liquidated during the year ended December 31, 2007. The Company did not realize comparable hedge account gains during the six-months ended June 30, 2008 and did not have any open hedge contracts at June 30, 2008.

4.         Investment in Marketable Securities

As of June 30, 2008, the Company had  $583,529 in marketable securities that consist of mutual funds.  These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations.  Unrealized losses relating to trading securities held at June 30, 2008 were ($20,315).  During the six months ended June 30, 2008, net realized losses on sales of marketable securities were $2,753.  These securities are pledged as collateral for the Company's line of credit as disclosed in Note 6.

5.         Property and Equipment

Property and equipment consisted of the following at June 30, 2008:

2008
Power generating equipment	$5,825,978
Buildings and improvements	1,184,712
Machinery and equipment	186,334
Less accumulated depreciation	(1,507,496)
Total property and equipment, net	$5,689,528

Depreciation expense for the six months ended June 30, 2008 and 2007 was $702,234 of which $566,037 was included in Cost of Sales, and $297,306 of which $-0- was included in Cost of Sales, respectively.

6.         Notes Payable

During April 2008, the Company entered into a line of credit agreement with a financial institution which allows the Company to draw up to $440,000 in principal.  The outstanding principal along with accrued interest is due in April 2009.  The line of credit bears interest at a variable rate based on the financial institution’s prime rate less one percentage point (4% at June 30, 2008).  Interest payments are due monthly.  The note is collateralized by the Company’s brokerage account which currently holds its investments in marketable securities.

As of June 30, 2008, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

During June 2008, the Company issued a note payable in the amount of $100,000 to a unrelated third party.  The principal is due one year from the issuance date and bears interest at 12%.  Interest payments are due monthly beginning in August 2008.  This note is not collateralized.

7.         Stockholders’ Equity

During the six months ended June 30, 2008, the Company issued 72,537 shares of its common stock as compensation for services rendered by consultants, and 110,002 shares of its common stock for cash. These shares were valued at $1.00 - $1.50 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.

During the six months ended June 30, 2008, limited partners in TBF-2 converted 250 partnership units at 1,267 shares per unit resulting in the Company issuing 316,665 shares of common stock.  The Company has recorded the value of the excess shares issued upon conversion of the limited partnership interests of $12,501 as settlement expense in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2008.  At June 30, 2008, the Company owns 3,500 units of TBF-1 and 3,050 units of TBF-2, which represents 100% and 87% of the outstanding units of the partnerships, respectively.

8.         Commitments and Contingencies

Litigation The Company does not have any litigation at this time.

Commitments During March 2008, as part of a renegotiation of its lease for office space, the Company’s investment in certificate of deposit was released as collateral for a letter of credit that previously guaranteed this lease.  Subsequent to June 30, 2008, these funds were invested in various mutual funds and pledged as collateral for the Company’s new line of credit agreement.

9.         Related Party Transactions

In July of 2008, the company’s Chief Executive Officer, Fred O’Connor, advanced the company $10,000 in the form of a note payable. In August of 2008, the Company repaid the loan.

10.         Subsequent Events

In July 2008, the Company received a proposal for a $2.5 million loan commitment for the purpose of providing funds for capital expenditures and working capital.  The terms of this proposed loan commitment have not been finalized, however, as of this report, $500,000 has been received as an advance on the loan commitment.

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

Financial condition, liquidity and capital resources

At June 30, 2008, we had $6,897,037 in total assets and $1,869,906 in liabilities, resulting in a stockholders’ equity of $5,027,131. Our net working capital deficit at June 30, 2008 was ($234,295).

During the six months ended June 30, 2008, we incurred a net loss of ($3,164,196), which included $95,797 in non-cash expenses relating to equity issuance and compensation transactions and $702,234 in non-cash depreciation expense.

During the six months ended June 30, 2008, our revenues were limited because our 10 Mw Montgomery County facility was placed in service during the first quarter and we experienced significant down-time as we refined and  resolved our start-up issues, developed new operating protocols and resolved the typical problems associated with placing a new generating facility in service. Our revenues were also adversely impacted by seasonally low electric prices. While our revenues were low during the first six months, our operating expenses were higher than normal because of the non-recurring costs associated with the start-up of our Montgomery County facility, the non-recurring costs of registering our securities under the Exchange Act, and use of higher priced feedstock and fuel inventories that we purchased in 2007. For the remainder of the year, we expect our cost of sales to decline significantly as a direct result of reduced start-up expenses and significantly reduced fuel costs. We also expect our outlays for legal and accounting services to decline significantly.

We believe our available resources, together with our anticipated operating revenue and the anticipated proceeds of a $2 million loan commitment we negotiated in July 2008, will be sufficient to pay our anticipated operating expenses for a period of three to six months from the date of this quarterly report on Form 10-Q. Our available resources are not sufficient to pay all of our anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $20 million in additional capital to finance our planned facility expansions and future acquisitions. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, finance additions to our infrastructure, pay for the development of additional generating facilities and the marketing of our green electricity. We intend to pursue additional financing as opportunities arise.

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

Plan of Operation

We began selling electricity from our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced commercial sales of electricity from our 10 MW Montgomery County facility in January 2008. During the six months ended June 30, 2008, we received $345,936 in revenue from our generating facilities, incurred $1,418,621 in fuel and direct operating costs resulting in a gross loss of ($1,072,685). After deducting $2,146,478 in selling, general and administrative expenses, we had a net operating loss of ($3,219,163). During the six months ended June 30, 2007, we liquidated cash flow hedge investments and realized $1,711,000 in non-recurring investment gains. After adjusting for other income, net and the minority interests of the limited partners in TBF-I and TBF-II, our net loss for the six months ended June 30, 2008 and 2007 was ($3,164,196) and ($569,228).

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

We own a 2.5 MW steam turbine generator but cannot put the turbine in service until we buy a suitable boiler, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of several used boilers that appear suitable for our purposes and can be acquired for less than $100,000. After we purchase a suitable boiler, we anticipate a lead-time of six months to complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a boiler and the installation of our 2.5 MW turbine are approximately $500,000. We plan to finance the boiler acquisition and turbine installation with our currently available capital resources.

We have recently purchased a heat recovery steam generator (“HRSG”) that can increase our generating capacity by approximately 10 MW without increasing our fuel costs. In order to install the HRSG and put our planned secondary heat recovery system in service, we will need to buy a suitable steam turbine with a rated capacity of 10 to 15 MW, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of a used steam turbine that appears suitable for our purposes and can be acquired for less than $1 million. Once we purchase a suitable turbine, we anticipate a lead-time of nine to twelve months to move the HRSG and steam turbine to our Montgomery County site and complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a steam turbine and the installation of the secondary heat recovery system are approximately $2.5 million. We do not have sufficient financial resources to complete our planned acquisition and installation of the secondary heat recovery system and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to install the secondary heat recovery system.

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

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$675,224	$66,780	$445,204	$163,240
Generating facility leases	248,845	49,525	152,501	46,819
Employment contracts	–	–	–	–
Total	$924,069	$116,631	$597,705	$210,059

The above rental schedule became effective July 1, 2008 after renegotiating a new lease and relocating the corporate offices.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

·	We performed additional analysis and other procedures in order to identify weaknesses in order to develop an adequate system of disclosure and financial controls,

·	We are continuing to restructure certain departmental responsibilities as they relate to the financial reporting function,

We have changed our accounting software package in order to provide stricter controls for our accounting functions and internal controls.

·	We have retained a qualified Chief Financial Officer.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of June 30, 2008, our internal control over financial reporting is effective.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2009, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter ended June 30, 2008 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

We are a smaller reporting issuer as defined in Regulation S-K and are only required to report material changes from the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

Robert Wilson resigned as Chief Financial Officer (“CFO”) of the Company effective as of April 30, 2008.

On May 1, 2008, the Company appointed Sam H. Lindsey, Jr. as its CFO, on a contract basis, pursuant to a verbal agreement.  Pursuant to this agreement, Mr. Lindsey is compensated $125 per hour and bills his time by the day or half day.

The foregoing description of this agreement does not purport to be a complete statement of the Company’s or Mr. Lindsey’s rights under the agreement.

Mr. Lindsey brings over 35 years of experience in both the public and private accounting sectors.  Prior to joining Biofuels Power Corporation, Mr. Lindsey served as CFO for a medium size oilfield construction company with 150 employees, and $25 million in revenue.  Mr. Lindsey has also previously served as CFO for two publicly traded companies.  Prior to coming to the private sector, Mr. Lindsey was the managing partner of a medium size accounting firm providing accounting, auditing, tax, management advisory, and litigation support services.  Mr. Lindsey is a 1973 graduate of the University of Houston.  Other community services include service as Past District Governor for Lions International, and he currently serves as Treasurer of the Texas Lions Camp.

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

BIOFUELS POWER CORPORATION

/s/ Fred O’Connor
Fred O’Connor, Chief Executive Officer
Dated: August 19, 2008

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 19, 2008