Form 10-Q
period 2008-09-30
BIOFUELS POWER CORP
filed 2008-11-19
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 14, 2008
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

Note:  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	September	December
	30, 2008	31, 2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$-	$1,089,308
Accounts receivable	70,252	238,580
Tax rebate receivable	199,650	-
Investment in marketable securities (restricted)	549,945	-
Accounts receivable - affiliate	-	3,680
Prepaid expenses	5,660	-
Inventory	86,617	401,928

Total current assets	912,124	1,733,496

Property and equipment, net	5,339,248	5,753,535
Investment in certificate, restricted	-	889,823

Total assets	$6,251,372	$8,376,854

LIABILITIES

Current Liabilities
Cash overdraft	$22,869	$-
Accounts payable	642,907	329,423
Payable to affiliate	-	27,792
Notes payable, unsecured	1,000,000	-
Notes payable, secured	440,000	-
Commissions payable	-	21,650
Interest payable	31,353	14,264
Derivative liabilities	835,966	-

Total Current Liabilities	2,973,096	393,129

Long Term Debt
Notes payable, unsecured	191,250	191,250

Minority Interest	218,504	544,195

Total liabilities
	3,382,850	1,128,574
Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized;
30,802,927 and 30,306,390 shares issued and outstanding, respectively	30,825	30,306
Additional paid in capital	12,415,224	11,776,732
Deferred compensation	-	(595,000)
Accumulated deficit during the development stage	(9,577,527)	(3,963,758)

Total stockholders' equity	2,868,522	7,248,280

Total liabilities and stockholders' equity	$6,251,372	$8,376,854

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue
Sales	$79,831	$76,960	$425,767	$186,343

Total revenue	79,831	76,960	425,767	186,343

Cost of sales	784,206	302,863	2,202,527	464,822

Gross profit	(704,375)	(225,903)	(1,776,760)	(278,479)

Selling, general and administrative expenses	861,951	1,204,216	3,008,429	2,976,261

Operating loss	(1,566,326)	(1,430,119)	(4,785,188)	(3,254,740)

Other income:
Gain on investment in futures contract	-	1,814,330	-	3,525,330
Other income, net	4,605	32,362	38,492	83,678
Unrealized loss on marketable securities	(38,189)	-	(58,504)	-
Realized loss on sales of marketable securities	-	-	(2,753)	-
Change in derivative liabilities	(835,966)	-	(835,966)	-
Interest expense	(32,345)	-	(58,041)	-

Total other income (loss), net	(901,895)	1,846,692	(916,772)	3,609,008

Net loss before minority interest	(2,468,221)	416,573	(5,701,960)	354,268

Minority interest		(356,032)	88,192	(150,891)

Net loss	$(2,468,221)	$60,541	$(5,613,769)	$203,377

Basic and diluted net loss per common share	$(0.08)	$0.00	$(0.18)	$(0.01)

Weighted average common shares outstanding - basic
and diluted	30,824,041	24,323,082	30,772,841	24,323,082

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and 2007

	Nine Months Ended
	September 30
	2008	2007
Cash flows operating activities:
Net loss/gain	$(5,613,769)	$203,377
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,064,197	398,873
Expense related to issuance of common stock for limited partnership
interests	12,501	322,988
Stock issued for services	83,296	-
Change in derivative liabilities	835,966	-
Realized loss on sales of marketable securities	2,753
Unrealized loss on marketable securities	58,504	(3,525,330)
Minority interest	(88,192)	150,981
Amortization of deferred compensation	595,000	-
Bad debt expense	-	371,508
Changes in operating assets and liabilities:
Accounts Receivables	(60,772)	(357,516)
Tax rebate receivable	29,450	-
Prepaid expenses	(5,660)
Inventory	315,311	(37,632)
Prepaid fuel costs	-	476,970
Accounts payable	441,698	326,931
Accrued expenses and other, net	(33,278)	-

Net cash used in operating activities	(2,362,994)	(1,668,850)

Cash flows from investing activities:
Purchase of property and equipment	(662,411)	(3,553,428)
Advances to affiliate	-	(371,508)
Purchase of investment in futures contract	-	(574,110)
Purchase of maretable securities	(806,597)	-
Proceeds from sale of investment in futures contract	-	4,895,362
Proceeds from sale of marketable securities	200,000	-
Proceeds from liquidation of restricted certificate of deposit	902,149	-
Purchase of certificate of deposit	(12,326)	-

Net cash provided by (used in) investing activities	(379,185)	396,316

Cash flows from financing activities:
Cash overdraft	22,869	-
Net proceeds from sale of common stock	190,003	3,379,146
Net proceeds from issuance of notes payable	1,440,000	-
Distributions paid to minority shareholders	-	(919,918)
Net proceeds from minority interests	-	(56,216)
Purchase of limited partnership interests	-	(512,500)

Net cash provided by (used in) financing activities	1,652,871	1,890,512

Net increase (decrease) in cash and cash equivalents	(1,089,308)	617,978

Cash and cash equivalents, beginning of period	1,089,308	2,703,535

Cash and cash equivelent, end of period	$-	3,321,513

Supplemental disclsoure of cash flow information:

Interest paid	$25,696	-

Income taxes paid	$-	-

Non-cash investing and financing activities:
Common stock issued upon conversion of limited partnership interest	$237,499	-

Accrue accounts payable for offering costs	$128,216	$492,350

See accompanying notes to unaudited consolidated condensed financial statements.

 BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Consolidation In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, these unaudited consolidated condensed financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  For presentation purposes, the equity interests of the limited partners in TBF-1 and TBF-2 have been reflected as minority interest shareholders.  The unaudited consolidated condensed financial statements also include the accounts of Alternative Energy Consultants, LLC, which is a wholly owned subsidiary of BPC.  All material intercompany transactions have been eliminated in consolidation.

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

Derivative Instruments and Hedging The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2007 and September 30, 2008, the Company did not have any open hedge contracts, however its statement of operations for the three- and nine-month period ended September 30, 2007 included significant gains from hedge transactions.

Convertible Debt Financing - Derivative Liabilities

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the convertible debt holder’s conversion right provision, contained in the terms governing the convertible notes is not clearly and closely related to the characteristics of the notes. Accordingly, the feature qualifies as an embedded derivative instruments at issuance and, because it does not qualify for any scope exception within SFAS No. 133, it is required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as a derivative instrument liability.

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

Biodiesel Tax Credits Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales.  At September 30, 2008, the Company had Federal tax credits receivable of $199,650.  During the nine months ended September 30, 2008, the Company received $368,649 in Federal credits.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of September 30, 2007 the Company had trade accounts receivable of $70,252 .

Inventory Inventories are stated at the lower of cost or market and consists of 33,013 gallons of unprocessed fuel stock and 9,024 gallons of processed fuel stock at September 30, 2008.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

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

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the nine months ended September 30, 2007, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

Stock-Based Compensation The Company has adopted Statement of Financial Accounting Standards 123(R) Share Based Payments (“SFAS 123(R)”), using the modified prospective method.  Under the modified prospective method, the Company recognizes compensation expense over the vesting period of the award.

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

Recently Issued Accounting Pronouncements FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), issued in September 2006, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments.  Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis.  Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159.  The company has decided not to adopt SFAS 159.

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combinations” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R replaces SFAS 141, “ Business Combinations ” but retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations.  SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively.  Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R.  It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest.  SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation.  SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements that shall be applied retrospectively for all periods presented.  The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

2.         Going Concern

During the nine months ended September 30, 2008, the Company has experienced negative financial results as follows:

2008
Accumulated deficit at December 31, 2007	$(3,963,758)
Net loss for nine-months ended September 30, 2008	$(5,613,769)
Accumulated deficit at September 30, 2008	$(9,577,527)

Negative cash flows used in operating activities	$(2,362,994)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:


The Company is attempting to raise funds through debt and/or equity offerings.  If successful, these additional funds will be used to provide working capital. Subsequent to September 30, 2008, the Company has entered into a Stock Purchase Agreement as described above that will provide working capital that will meet cash flow needs while other efforts are on going to raise funds through debt and/or equity offerings.

	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

	The Company is also pursuing other strategic initiatives including a merger or sale of the Company, as opportunities are available.

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

3.         Hedge Accounts

During the nine months ended September 30, 2007, the Company realized approximately $3.5 million in gain on certain commodity hedge accounts. All of the Company’s commodity hedge investments were liquidated during the year ended December 31, 2007. The Company did not realize comparable hedge account gains during the nine months ended September 30, 2008 and did not have any open hedge contracts at September 30, 2008.

4.           Investment in Marketable Securities

As of September 30, 2008, the Company had $ 549,945 in marketable securities that consist of mutual funds.  These investments are classified as trading securities during the periods presented and, accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at September 30, 2008 were ($58,504). During the nine months ended September 30, 2008, net realized losses on sales of marketable securities were ($2,753). These securities are pledged as collateral for the Company’s line of credit as disclosed in Note 6.

5.         Property and Equipment

Property and equipment consisted of the following at September 30, 2008:

2008
Power generating equipment	$5,837,660
Buildings and improvements	1,172,805
Machinery and equipment	198,242
Less accumulated depreciation	(1,869,459)
Total property and equipment, net	$5,339,248

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $1,064,197 of which $991,531 was included in Cost of Sales, and $398,873 all of which was included in Selling, General and Administrative expenses, respectively.

6.         Notes Payable

As of September 30, 2008, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

During April 2008, the Company entered into a line of credit agreement with a financial institution, which allows the company to draw up to $440,000 in principal. The outstanding principal along with accrued interest is due in April 2009.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  As of September 30, 2008, the Company has received $900,000, and as of this report has received a total of $1,150,000.

The Securities Purchase Agreement contains provisions that if qualified financing is not secured by the maturity date, the Company will be required to issue warrants to the note holders resulting in a valuation of $5,000,000 provided that the strike price is $.75.  In addition, the note holder has the right, but not the obligation, to convert all or a portion of the principal and accrued interest outstanding under its note into shares of common stock.

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $835,966 as of September 30, 2008.

7.         Stockholders’ Equity

During the nine months ended September 30, 2008, the company issued 72,537 shares of its common stock as compensation for services rendered by consultants, and 132,669 shares of its common stock for cash. These shares were valued at $1.00 $1.50 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.

During the nine months ended September 30, 2008, limited partners in TBF-2 converted 250 partnership units at 1,267 shares per unit resulting in the Company issuing 316,665 shares of common stock.  The Company has recorded the value of the excess shares issued upon conversion of the limited partnership interests of $12,501 as settlement expense in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2008.  At September 30, 2008, the Company owns 3,500 units of TBF-1 and 3050 units of TBF-2, which represents 100% and 87% of the outstanding units of the partnerships, respectively.

8.         Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$641,834	$33,390	$445,204	$163,240
Generating facility leases	295,344	10,500	131,467	153,377
Total	$937,178	$43,890	$576,671	$316,617

Litigation The Company does not have any litigation at this time.

9.         Related Party Transactions

On August 28, 2008, the Company received $400,000 loan proceeds from one of its shareholders as part of the $2.5 million loan commitment for the purpose of providing capital expenditures and working capital.

On October 13, 2008 the Company received $100,000 loan proceeds from another shareholder as part of the $2.5 million loan commitment noted above.

On October 1, 2008, the Company’s Chief Executive Officer, Fred O’Connor advanced the company $12,500 in the form of a note payable. The Company repaid the loan during the month of October 2008.

10.         Subsequent Events

On October 13, 2008, the Company received $100,000 from a shareholder as noted above under the $2.5 million loan commitment executed in July 2008. An additional $50,000 was received on November 12, 2008, bringing the total received as of this report to $1,050,000.

On October 28, 2008, the Company liquidated its bond fund assets of $546,861, retired its line of credit obligation of $441,344, including accrued interest, and recognized a realized loss of $28,230.

11.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2008, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$49,966	—	$49,966	—
Warrant liability	$756,000	—	$786,000	—

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and plan of operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this annual report on Form 10-K.

Financial condition, liquidity and capital resources

At September 30, 2008, we had $6,251,372 in total assets and $3,382,850 in total liabilities, resulting in a stockholders’ equity of $2,868,522. Our net working capital deficit at September 30, 2008 was ($2,060,972), which is a decrease in working capital since December, 31, 2007 of $3,401,339.

During the nine months ended September 30, 2008, we incurred a net loss of ($5,613,769), which included $789,355 in non-cash expenses relating to equity issuance and compensation transactions and $1,064,197 in non-cash depreciation expense and an ($835,966) charge to record our derivative liabilities. For the three months ended September 30, 2008, we incurred a net loss of ($2,468,222), which included $128,750 in non-cash expenses relating to equity issuance and compensation transactions and $361,963 in non-cash depreciation expense and ($835,966) charge to record our derivative liabilities.

During the nine months ended September 30, 2008, our revenues were limited because our 10 Mw Montgomery County facility was placed in service during the first quarter and we experienced significant down-time as we refined and  resolved our start-up issues, developed new operating protocols and resolved the typical problems associated with placing a new generating facility in service. Our revenues for the first nine months of 2008 were adversely impacted by seasonally low electric prices. While our revenues were low during the first nine months, our operating expenses were higher than normal because of the non-recurring costs associated with the start-up of our Montgomery County facility, the non-recurring costs of registering our securities under the Exchange Act, and use of higher priced feedstock and fuel inventories that we purchased in 2007. Additionally, we experienced a serious disruption in our business due to Hurricane Ike including the shutdown of the electrical grid into which we sell our power. For the remainder of the year, we expect our cost of sales to decline significantly as a direct result of reduced start-up expenses and significantly reduced fuel costs. We also expect our outlays for legal and accounting services to decline significantly.

We believe our available resources, together with our anticipated operating revenue and the anticipated proceeds of certain planned short-term borrowings, will be sufficient to pay our anticipated operating expenses for a period of three to six months from the date of this quarterly report on Form 10-Q. Our available resources are not sufficient to pay all of our anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $20 million in additional capital to finance our planned facility expansions and future acquisitions. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, and finance additions to our infrastructure, pay for the development of additional generating facilities and the marketing of our green electricity. We intend to pursue additional financing as opportunities arise.

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

Plan of Operation

We began selling electricity from our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced commercial sales of electricity from our 10 MW Montgomery County facility in January 2008. During the nine months ended September 30, 2008, we received $425,767 in revenue from our generating facilities, incurred $2,202,527 in fuel and direct operating costs resulting in a gross loss of ($1,776,760). After deducting $3,008,429 in selling, general and administrative expenses, we had a net operating loss of ($4,785,188). During the three months ending September 30, 2008, we received $79,831 in revenue from generating facilities, incurred $784,206 in fuel and direct operating costs resulting in a gross loss of ($704,375). After deducting $861,951 in selling, general and administrative expenses, we had a net operating loss for the three months ended September 30, 2008 of ($1,566,326). During the nine months ended September 30, 2007, we liquidated cash flow hedge investments and realized $3,525,330 million in non-recurring investment gains. After adjusting for the minority interests of the limited partners in TBF-TBF-II, our net income for the nine months ended September 30, 2007 was $203,377.

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

We own a 2.5 MW steam turbine generator but cannot put the turbine in service until we buy a suitable boiler, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of several used boilers that appear suitable for our purposes and can be acquired for less than $100,000. After we purchase a suitable boiler, we anticipate a lead-time of nine months to complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a boiler and the installation of our 2.5 MW turbine are approximately $500,000. We plan to finance the boiler acquisition and turbine installation with our currently available capital resources.

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

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$641,834	$33,390	$445,204	$163,240
Generating facility leases	295,344	10,500	131,467	153,377
Total	$937,178	$43,890	$576,671	$316,617

 Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

·	We performed additional analysis and other procedures in order to identify weaknesses in order to develop an adequate system of disclosure and financial controls,

·	We are continuing to restructure certain departmental responsibilities as they relate to the financial reporting function,

·	We have changed our accounting software package in order to provide stricter controls for our accounting functions and internal controls.

·	We have retained a qualified Chief Financial Officer.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of September 30, 2008, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter ended September 30, 2008 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

BIOFUELS POWER CORPORATION

/s/ Fred O’Connor
Fred O’Connor, Chief Executive Officer
Dated: November 18, 2008

/s/ Sam H. Lindsey, Jr
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: November 18, 2008