Form 10-K
period 2008-12-31
BIOFUELS POWER CORP
filed 2009-05-04
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

25211 Grogans Mill Road, Suite 465
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
	Yes X	No

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

There has never been a public market for our stock. Based on the most recent price received by us in connection with private placement transactions, the aggregate market value of the 24,665,585 shares of common stock held by non-affiliates was $8,221,039 at March 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2009
Common Stock, $0.001 Par Value	30,839,594 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	32

	Signatures	33

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

Texoga Biofuels 2006-I (“TBF-I”), a Texas limited partnership, was syndicated by Texoga in April 2006 and raised $3.5 million from the private sale of 3,500 units of limited partnership interest to 36 accredited investors. After paying selling commissions of 10% to M1 Energy Capital Securities LLC, the net capital of TBF-I was $3,150,000. TBF-I provided the principal financing for a biodiesel fueled electric power generating facility in Oak Ridge North, Texas. In December 2006, Texoga assigned its general partner interest in TBF-I to us with the written consent of a 2/3 majority of the limited partners. While we assumed all of Texoga’s rights and obligations as general partner of TBF-I, we did not issue any securities or pay any consideration to Texoga in connection with the assignment. After assuming our role as general partner of TBF-I, we offered to exchange shares of our common stock for TBF-I units. Since December 2006, we have issued 4,417,500 shares of our common stock to purchase 2,245 TBF-I units; purchased 500 TBF-I units for cash; and purchased the remaining 755 TBF-I units for convertible subordinated notes. At the date of this annual report on Form 10-K, we have acquired all 3,500 TBF-I units, dissolved the partnership and assumed direct ownership of the Oak Ridge North facility.

Texoga Biofuels 2006-II (“TBF-II”), a Texas limited partnership, was syndicated by Texoga in August 2006 and raised $3.5 million from the private sale of 3,500 units of limited partnership interest to 45 accredited investors. After paying selling commissions of 10% to M1 Energy Capital Securities LLC, the net capital of TBF-I was $3,150,000. TBF-II provided substantial financing for a biodiesel fueled electric power generating facility in Montgomery County Texas. In December 2006, Texoga assigned its general partner interest in TBF-II to us with the written consent of a 2/3 majority of the limited partners. While we assumed all of Texoga’s rights and obligations as general partner of TBF-II, we did not issue any securities or pay any consideration to Texoga in connection with the assignment. After assuming our role as general partner of TBF-II, we offered to exchange shares of our common stock for TBF-II units. Since December 2006, we have issued 4,318,326 shares of our common stock to purchase 3,050 TBF-II units. On the date of this annual report on Form 10-K, we own a 10% general partner interest in TBF-II, together with 87.1% of the limited partner interests.

The exchange of TBF-II units for shares of our common stock has not changed the structure of TBF-II or adversely impacted the rights of its limited partners. However, as the beneficial owner of 87.1% of the limited partner interests, we have voting control over the partnership and are entitled to receive the same distributions the original limited partners would have received. Under the applicable agreements, the holders of the TBF-II units that we do not own are entitled to receive 12.9% of any federal tax credits generated by our Montgomery County facility until they receive cumulative distributions of $900,000. Thereafter, they will be entitled to receive 1.9% of any federal tax credits generated by our Montgomery County facility until we exercise the buy-out rights specified in the partnership agreement. Our consolidated financial statements reflect the rights of the TBF-II limited partners as a minority interest. In light of our current ownership of 87.1% of the limited partnership interests, we do not expect the minority interests to have a material impact on our future net income.

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiary Alternative Energy Consultants, LLC. Our executive office is located at 25211 Grogan’s Mill Road, Suite 465, The Woodlands, Texas 77380. Our telephone number is 281-364-9500.

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

We began producing electricity and selling power into the ERCOT grid in 2007. We began producing electricity and selling power into the Entergy grid in the first quarter of 2008. Accordingly our revenues to date from power sales have been limited. We are not engaged in the business of manufacturing biodiesel and we only refine, blend and reprocess biofuels for use in our generating facilities. We believe our refining, blending and reprocessing equipment is sufficient for our current and anticipated needs.

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

Operations: Our current operations are conducted at four sites in the HGB surrounding Houston, Texas. All of our facilities are located within 35 miles of downtown Houston.

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

•
Leased a 1.5 acre industrial site in an unincorporated area of Conroe, Texas on the outskirts of The Woodlands, Texas; built a 2,200 square foot building and control room; and installed a biodiesel fueled generating plant that has 25,000 gallons of heated fuel storage and uses a GE Frame 5 Turbine generator with a rated capacity of just under 10 MW;

•
Leased a 6 acre industrial site in an unincorporated area adjacent to Humble Texas that will use a boiler system in conjunction with a Westinghouse steam turbine to generate approximately 2.0 MW by burning biomass wood waste left from Hurricane Ike.  This project is expected to sell electricity to the ERCOT power grid and collect the exhaust (including CO and CO2 emissions) for underground injection into old oil wells located on the site.  This type of project is called Carbon Capture Sequestration (CCS) and could potentially qualify as a US Dept. of Energy pilot project funding as a research project.

Purchased a 79 acre industrial site in Houston, Texas called H. O. Clarke that has a decommissioned former Houston Light and Power generating plant that had supplied up to 288 MW from gas fired steam turbines to the city from the 1940’s to the late 1990’s when the industry was deregulated.  At that time Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission assets including the 500 MW substation adjacent to the site.  Texas Genco installed 6 Frame 5 gas fired turbines providing over 80 MW as peaker units into the Centerpoint distribution system.  This project was decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We plan to move the turbine from the Conroe site to this site that will provide peaker power using liquid biofuels.  In addition, plan to acquire an additional gas turbine producing up to 25 MW using a combination of natural gas and syngas produced by atomizing liquid biofuels feedstocks.  We would also attach to this turbine a heat recovery steam generator (HRSG) that we have acquired that will take the heat from the turbine exhaust and produce up to 15 MW of additional power through steam generation.  The combination of these units would provide up to 50 MW of peaker power into the Centerpoint distribution system already in place.  Future plans include installing larger units into the main transmission system that could bring renewable power directly to a major metropolitan area.

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

Our Montgomery County Facility uses a diesel turbine to power its generator and has greater flexibility to use either off-spec biodiesel or certain types of renewable diesel that have appropriate energy content and meet the fuel requirements for the turbine. Initially, all of the fuel used in our Montgomery County facility was refined biodiesel. Later, we identified a number of biodiesel refiners and other industrial processors of plant oils and animal fats that had cheaper feedstocks or byproduct streams that are suitable for use as turbine fuel. In order to maximize our gross profit from power generating activities, we intend to opportunistically purchase off-spec biodiesel and renewable diesel for our Montgomery County facility from the lowest cost producer.

Our planned H.O. Clarke power plant will be able to use off-spec biodiesel, renewable diesel, gasified glycerin, natural gas and other petroleum products to generate heat for our steam turbines. We believe the ability to burn a variety of fuels and adjust our fuel mix in response to market conditions will increase our ability to opportunistically purchase suitable fuel from a wide variety of sources, minimize our fuel costs and maximize our gross income from IES activities.

We began power sales at our Conroe power plant in January 2008. This Montgomery County facility was connected to the Entergy grid and placed in service. Our Conroe facility was the first generating plant in the United States to deliver electricity to the grid running a turbine on biofuels. Entergy services 2.7 million utility customers in Texas, Arkansas, Louisiana and Mississippi and is interconnected with the nationwide Federal Energy Regulatory Commission (“FERC”) grid. We believe the ability to sell electricity to customers in two major electric power grids will facilitate our planned growth.

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

•
Use raw feedstock, waste renewable oils and off-spec biodiesel that results from processing errors made by new entrants in the biodiesel industry who have not yet optimized their equipment, systems and processes.

When our planned boiler and steam turbines are installed and operational, we intend to evaluate the potential for gasifying glycerin and other by-products of biodiesel production, and using those byproducts together with readily available biomass, to satisfy all or part of the fuel requirements for the boiler systems.

Biodiesel Supply and Production: Biodiesel can be manufactured from almost any plant oil or animal fat. However, the physical characteristics of the resulting fuel depend in large part on the physical characteristics of the original feedstock. Plant oils like soy and cottonseed that remain liquid over a wide temperature range are converted into biodiesel that remains liquid over a wide temperature range and can be easily used in transportation. Animal fats and plant oils that solidify at warmer temperatures produce biodiesel that solidifies at warmer temperatures. As a result, biodiesel made from these types of oils is generally not desirable for use in automobiles, trucks and other transportation applications where the fuel will be exposed to cooler weather conditions.

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

Our Oak Ridge North facility burns an average of 75 gallons of biodiesel for each MWh of electricity that it generates and fuel consumption at our Montgomery County facility currently averages 135 gallons per MWh. To avoid a situation where our fuel costs exceed our operating revenue, we must purchase fuel on opportunistic terms; carefully monitor the balance between fuel costs and electricity value; and restrict generating operations to peak demand periods when the value of the electricity we produce is greater than the cost of the fuel we consume. Our current practice of operating during peak price periods and remaining idle when prices are lower does not fully utilize our generating capacity and our business model will not be successful in the long-run unless we can realize a premium price for our electricity and generate significant ancillary revenues. As our business matures, we hope to derive additional operating revenue from a variety of sources including:

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

•
Emission Reduction Credits (ERC) The HGB Mass Emission Cap & Trade program was adopted in December 2000. The program is managed by the TCEQ and establishes emission caps for the HGB. The emissions covered by the program include NOx; volatile organic compounds; carbon monoxide; SOx; and particulates. Since biodiesel, or biodiesel combined with additives or catalytic converters, can reduce emissions in each of the covered emissions classes and all of our current and planned operations will be conducted within the HGB, we may be able to generate substantial emission reduction credits.

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

Our Oak Ridge North facility was connected to the ERCOT grid in February 2007 and our Montgomery County facility was connected to the Entergy grid in December 2007. At the date of this annual report on Form 10-K, neither facility has had a sufficient operating history to be classified as a “base load” facility. To be classified as a base load facility, a power generating plant is typically required to demonstrate reliable power generation for a period of six to nine months. Until our Oak Ridge North and Montgomery County facilities are classified as base load facilities, it will be difficult for us to negotiate contracts with companies that provide for a Green Electricity Premium (GEP) because we will not be able to assure potential customers that our generating facilities will be able to meet their requirements.

There is no assurance that our plans to augment our revenue from electricity sales with the incentives described above will be successful. Even if we realize substantial ancillary revenues from these sources and others, there are no assurances that our revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly increase our operating revenue or significantly reduce our fuel costs, our business will fail.

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

Newly formed subsidiary: In August 2007, we organized a subsidiary limited liability company named Alternative Energy Consultants, LLC (“AEC”), which will engage in the business of designing and building standardized biodiesel refineries and IES facilities for our company and third parties. Our ultimate goal for AEC is to develop an engineering staff for the design work; a fabrication division to manufacture key components; and a field staff to provide procurement, construction and operating services. AEC’s initial designs are based on modifications to our Oak Ridge North and Montgomery County facilities. As we develop additional experience in the development and construction of new IES facilities, those designs will also be made available to third parties through AEC.

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

Employees: We have eleven employees at the date of this annual report on Form 10-K including a three-member management and business development team, three administrative employees, an operations engineer and four operations employees. We also use part-time independent contractors to perform a variety of specialized services. Over the next twelve months, we plan to hire six additional employees for our engineering and management teams. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.  For construction of facilities, the company uses outside construction firms and subcontract labor to supplement our workforce.

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

For the years ended December 31, 2008 and 2007, we incurred net losses of ($5,671,788) and ($3,531,327) respectively. At December 31, 2008, we had approximately ($1,952,508) in working capital and our accumulated deficit was ($9,635,547). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2008 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

We have significant weaknesses in our system of internal controls that could subject us to regulatory scrutiny or impair investor confidence, which could adversely affect our business and our stock price.

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

We have engaged in significant related party transactions with former affiliates that may give rise to conflicts of interest, result in significant losses to our company or otherwise impair investor confidence, which could adversely affect our business and our stock price.

We have engaged in significant related party transactions with Texoga, a former affiliate of our company. The principal related party transactions during 2008 include participation under a rent sharing arrangement for the office space that both companies use as their principal executive office. While we are not controlled by or under common control with Texoga; the commonality of ownership between both companies is declining; and all related party transactions must be approved by the disinterested members of our board of directors; related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely effect our business and our stock price.

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

The annual average commercial price for electricity in Texas is approximately $65 per MWh. During the summer and other periods of peak demand, average prices increase to highs of $180 per MWh. If our net fuel costs after available tax rebates exceed our revenue from electricity sales we will lose money. Over the long term, we will not be able to profitably use biodiesel as fuel to generate power unless we are able to obtain a premium price for “green electricity.” We believe a variety of industrial, commercial and individual end-users will be willing to pay a significant premium for a reliable source of green electricity, but we have no end-user contracts at the date of this annual report on Form 10-K and will not be able to negotiate such contracts until we establish our reliability as a power producer. There is no assurance that our plans to augment our revenue from electricity sales with ancillary revenue from GEPs, HACS, RECs, ERCs and GGCs will be successful. Even if we realize substantial ancillary revenues from these sources and others, there are no assurances that our revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly increase our operating revenue or significantly reduce our fuel costs, our business will fail.

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

We may experience delays in the construction of our planned additional power generation facilities that we decide to build or acquire in the future. We may also encounter defects in materials and/or workmanship in connection with such projects. Any defects could delay the commencement of operations of the facilities, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of a particular facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, the provision of materials or labor or other events. In addition, changes in political administrations at the federal, state or local levels that result in policy change towards biodiesel or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

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

ITEM 2 — PROPERTIES

Our executive office is located at 25211 Grogans Mill Road, Suite 465, The Woodlands, Texas 77380. Our telephone number is 281-364-9500. In June 2008, we entered into an office space lease with Zenith Realty.  The master lease is a five-year operating lease for 7,500 square feet of Class A office space that provides for monthly rental payments of approximately $11,130 for the initial year with escalation each year thereafter until expiration in March 2013.

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

•
leased a 6 acre industrial site in an unincorporated area adjacent to Humble Texas that will use a boiler system in conjunction with a Westinghouse steam turbine to generate approximately 2.0 MW by burning biomass wood waste left from Hurricane Ike; and

•
purchased a 79 acre industrial site in Houston, Texas called H. O. Clarke that has a decommissioned former Houston Light and Power generating plant that had supplied up to 288 MW from gas fired steam turbines to the city from the 1940’s to the late 1990’s when the industry was deregulated.

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

Montgomery County Facility: Our Montgomery County facility is situated on a 1.5-acre parcel of land that that we leased from an unaffiliated landlord in 2007. Our ground lease provides for a monthly rental of $2,200, an initial term of 5 years and two 5-year renewal terms. We have built a 2,200 square foot metal building on the site that houses our generator control room. We have installed a 10 MW Frame 5 General Electric Combustion Gas Turbine and 25,000 gallons of heated fuel storage on the site, along with two 500,000-gallon storage tanks that will hold feedstock supplies and finished biodiesel for our turbine. We have installed a 10 MW interconnect to the Entergy grid. Our total capital investment to date in the Montgomery County facility is approximately $2.7 million, including $900,000 in facilities costs and $1,800,000 in equipment.

Humble Facility: Our Humble facility is situated on a 6 acreage of land leased for a period of ten years from November 1, 2008.  We contracted with DMSC, Inc. to contribute the land lease, infrastructure including a 8400 sq ft building and access and connection to three shut in oil wells on the site in return for a 33% interest in profits from the project.

H.O. Clarke Facility: We purchased the 79 acre H.O. Clarke site from NRG Energy on March 25, 2008. The facility has a decommissioned 288 MW steam plant, a connection to the adjacent 500 MW Centerpoint Energy transmission substation,  65,000 bbl above ground fuel storage tankage, two 6” and one 12” natural gas pipelines previously connected to a Kinder Morgan high pressure gas pipeline and six turbine pad sites with connections to a 12Kv distribution power line.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a stockholders vote during the fourth quarter of 2008 or the first quarter of 2009.

PART II

ITEM 5 —  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently trading on the OTCBB exchange as BFLS.BB.

Holders

As of March 31, 2009, there were 329 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

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

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

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

Combined On the date of this annual report on Form 10-K, we had 30,839,594 shares outstanding, including 24,175,022 shares held by persons who are not directors, officers or affiliates of our company.  Of this total:

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

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued by our company during 2008 and the subsequent interim period. Also included is the consideration, if any, we received and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Sale of Common Stock for Cash

During the period from November 2006 through March 2008, we sold 6,490,237 shares of our common stock to accredited investors for cash. The offer was directed solely to accredited investors who each had a pre-existing business relationship with our company or M1-Energy Capital Securities and D.E. Wine Investments, the broker-dealers we retained to act as selling agents. All potential investors were provided disclosure documentation that was appropriate for an offering restricted to accredited investors; afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering; afforded the opportunity to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished; and afforded the opportunity to obtain any additional information they considered material to their investment decisions. The offer and sale of our shares was affected without any advertising or general solicitation. A total of 58 accredited investors purchased shares of our common stock for cash.  All certificates representing shares sold for cash were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The sale of our securities for cash was affected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder

Issuance of Common Stock in Compensatory Transactions

On November 1, 2007, we issued a total of 1,250,000 shares of common stock to a total of 24 individuals who are directors, officers and employees of, or principal consultants to our company, including 60,000 shares that were subsequently forfeit when the grantees resigned from our board of directors. The total number of grant shares represented less than 5% of the total number of common shares outstanding before the grants. Each recipient of grant shares signed a written agreement that described the terms of the grant and was provided information about the risks associated with our securities, audited financial statements for the year ended December 31, 2006 and unaudited financial statements for the six months ended June 30, 2007. Each recipient of grant shares was also afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the grant; and to obtain such additional information and documentation as they deemed necessary to verify the accuracy of information furnished, or material to their investment decisions. All shares were distributed to the recipients as outright grants and no cash consideration was paid by any recipient. All stock grants were 50% vested on the issue date and the remaining 50% will vest ratably at the rate of 5% per month over the next 10 months. The distribution of compensatory shares was affected without any advertising or general solicitation and all of the purchasers are employees of or consultants to our company. None of the shares were issued in connection with the offer or sale of securities in a capital-raising transaction, or for the purpose of directly or indirectly promoting or maintaining a market for our shares, which are not presently traded on any market. All certificates representing shares issued to employees and consultants were imprinted with a restrictive legend to the effect that the shares were not transferable by the holders thereof in the absence of an effective registration statement under the Securities Act, or an available exemption therefrom. The issuance was affected in reliance on the exemption from registration set forth in Rule 701.

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

Financial condition

In December 2006, we became the general partner of TBF-I and TBF-II; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBF-I; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBF-II. Since December 31, 2006, we have acquired all of the remaining TBF-I units and dissolved the partnership. We have also acquired 2,470 additional TBF-II units and presently own an 87.1% majority of the outstanding TBF-II units. In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, our consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of TBF-I and TBF-II, and reflect the limited partner interests held by others as a long-term liability. During 2007, we sold approximately 4 million additional shares of our common stock for approximately $3 million in cash. The following table provides summary balance sheet information as of December 31, 2008 and 2007, and is based on the audited annual financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$9,691	$1,089,308
Investments in future’s contracts, at fair value
Other current assets	104,951	644,188

Property and equipment, net	5,181,527	5,753,535
Certificate of deposit pledged as leasehold security		889,823
Total assets	$5,296,169	$8,376,854

LIABILITIES
Current Liabilities	2,067,150	$393,129
Notes Payable	191,250	191,250
Interests of limited partners in TPB-I and TBP-II	218,504	544,195
Derivative Liability	8,862
Total liabilities	$2,485,766	$1,128.574

STOCKHOLDERS EQUITY
Common stock, 30,306,390 outstanding at December 31, 2007 and 30,839,594 shares outstanding at December 31, 2008	$30,828	$30,306
Additional paid in capital	12,415,122	11,776,732
Unissued common stock
Subscription receivable
Accumulated other comprehensive income
Deferred compensation		(595,000)
Retained earnings (deficit)	(9,635,547)	(3,963,758)
Total Stockholders equity	$2,810,403	$7,248,280

Plan of Operation

We began selling electricity from our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced commercial sales of electricity from our 10 MW Montgomery County facility in January 2008. During the year ended December 31, 2008, we received $437,324 in revenue from our generating facilities, incurred $1,984,958 in fuel and direct operating costs resulting in a gross loss of $(1,547,634). After deducting $4.0 million in selling, general and administrative expenses, we had a net operating loss of $(5.5 million). During 2008, we earned $21,186 in interest income, earned $17,306 in other income, realized a $(92,570) loss on marketable securities, recorded a loss from derivative liability of $8,862, and interest expense of $109,655.

We plan to operate our Oak Ridge North as a peaking plant until we are able to negotiate suitable end-user contracts for the sale of green electricity. Based on prevailing electric prices in Texas, we believe we will be able to operate our facility for fewer hours per day during the winter months than during the summer months. Accordingly, our revenues will be cyclical and our performance will vary significantly from quarter to quarter. Since our single largest operating expense will be fuel costs, which have been highly variable during recent months, there is no assurance that we will ever attain profitability.

We plan to install our 2.0 MW steam turbine at the new Humble site to generate electricity from burning biomass wood waste from Hurricane Ike.  In addition, we expect to install an exhaust filtering system that will capture and sequester emissions (including CO2, NOx, sulfur dioxide and CO) into depleted oil wells on location.  The total estimated future costs associated with this project are approximately $500,000. We plan to finance this with our currently available capital resources.

We have just acquired the H.O. Clarke power plant site that is connected to an active 500 MW Centerpoint Energy substation that provides electricity to the City of Houston.  Our site has four decommissioned gas–fired steam turbines that totaled 288 MW.  These will be evaluated for components that can be reused, sold or demolished for the scrap value.  Adjacent to the steam units are six pad sites for gas turbines connected to Centerpoint’s 12Kv distribution system.  We plan to move the Montgomery County GE Frame 5 turbine to this site to immediate produce biofueled power into this distribution system as a peaker unit.  In addition, we have recently purchased a heat recovery steam generator (HRSG) that can increase our generating capacity by approximately 15 MW without increasing our fuel costs. In order to install the HRSG at the H.O. Clarke site and put our planned secondary heat recovery system in service, we will need to buy a suitable steam turbine with a rated capacity of 25 MW, complete project engineering, build out the new system and conduct necessary shakedown testing. We are presently conducting a technical and mechanical evaluation of a used steam turbine that appears suitable for our purposes. Once we purchase a suitable turbine, we anticipate a lead time of nine to twelve months to move the HRSG and turbine to our new site and complete all necessary installation and testing activities. The total estimated future costs associated with our planned acquisition of a steam turbine and the installation of the secondary heat recovery system are approximately $2.5 million. We do not have sufficient financial resources to complete our planned acquisition and installation of the secondary heat recovery system and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to install the secondary heat recovery system.

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

Liquidity and capital resources

During the year ended December 31, 2008, we incurred net losses of $(5,671,788) and $(3,531,327) respectively. We had $114,642 in current assets and $2,067,150 in current liabilities at December 31, 2008, leaving us a working capital balance of $(1,952,508).

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

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$748,608	$140,238	$510,600	$97,770
Generating facility leases	199,320	75,579	123,741	–
Employment contracts	–	–	–	–
Total	$947,928	$215,817	$634,341	$97,770

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the selected financial data specified in Item 305 of Regulation S-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements for the Year Ended December 31, 2008:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Biofuels Power Corporation
The Woodlands, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit. The financial statements for the period January 1, 2007 through December 31, 2007, were audited by other auditors whose reports expressed unqualified opinions on those statements.

I conducted my audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2008, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
May 4, 2009

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,671,789)	$(3,531,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,296,235	746,088
Expenses related to issuance of common stock for limited partnership
interest	12,501	322,988
Stock issued for services	83,296	1,073,288
Gain on investment in futures contract		(2,930,948)
Change in derivative liability	8,862
Realized loss on sales of marketable securities	92,570
Minority interest	(88,192)	1,315,220
Amortization of deferred compensation	595,000
Bad debt expense	54,668	407,501
Changes in operating assets and liabilities:
Accounts receivable	242,260	(242,259)
Prepaid expenses	(5,660)
Inventory	302,637	(401,928)
Prepaid fuel cost		476,970
Accounts payable	367,081	130,969
Accrued interest payable	61,383	14,264
Accrued expenses and other, net	93,029	-

Net Cash used in operating activities	(2,556,118)	(2,619,174)

Cash flow from investing activities:
Purchase of property and equipment	(686,728)	(4,145,780)
Advances to affiliate	-	(407,501)
Purchase of investment in futures contract	-	(574,110)
Purchase of sale of marketable securities	(806,597)
Sale of futures contract		4,349,058
Proceed from sale of marketable securities	200,000
Proceed from liquidation of restricted certificate of deposit	902,149
Purchase of certificate of deposit	(12,326)	(34,047)

Net cash provided by (used in) investing activities	(403,502)	(812,380)

Cash flows from financing activities:
Net proceeds from sale of common stock	190,003	2,594,566
Net proceeds from notes	1,690,000
Net proceeds (distributions) to / from minority interest		(777,239)
Net proceeds from minority interests		-
Purchase of limited partnerships interests	-	-

Net cash provided by financing activities	1,880,003	1,817,327

Net increase (decrease) in cash and cash equivalents	(1,079,617)	(1,614,227)

Cash and cash equivalents, beginning of period	1,089,308	2,703,535

Cash and cash equivalents, end of period	$9,691	$1,089,308

Supplemental disclosures of cash flow information:
Interest paid	$109,655	$11,481

Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

F-3

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007

ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$9,691	$1,089,308
Accounts receivable	-	238,580
Accounts receivable - affliate	-	3,680
Prepaid expenses	5,660
Inventory	99,291	401,928

Total current assets	114,642	1,733,496

Property and equipment, net	5,181,527	5,753,535
Investment in certificate of deposit (restricted)	-	889,823

Total Assets	$5,296,169	$8,376,854

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	696,504	329,423
Payable to affiliate		27,792
Notes payable, unsecured	1,295,000
Notes payable, secured	-
Commissions payable		21,650
Interest payable	75,647	14,264

Total Current Liabilities	2,067,150	393,129

Long Term Debt
Notes payable, unsecured	191,250	191,250
Derivative Liability	8,862
Minority Interest	218,504	544,195

Total Liabilities	2,485,766	1,128,574

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,839,594 and 18,314,116 shares issued and outstanding,
respectively	30,828	30,306
Additional paid in capital	12,415,122	11,776,732
Deferred compensation	-	(595,000)
Accumulated deficit	(9,635,547)	(3,963,758)

Total Stockholders Equity	2,810,403	7,248,280

	$5,296,169	$8,376,854

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
Revenue
Sales	$437,324	$272,499

Cost of sales	1,984,958	827,509

Gross profit (deficit)	(1,547,634)	(555,010)

Selling, general and administrative expenses	4,039,751	4,667,413

Operating loss	(5,587,385)	(5,222,423)

Other Income:
Gain on investment in futures contract		2,930,948
Interest income	21,186	101,113
Other income, net	17,306
Unrealized loss on marketable securities	-
Realized loss on sales of marketable securities	(92,570)
Loss from derivative liability	(8,862)
Interest expense	(109,655)	(25,745)

Total other income (loss), net	(172,595)	3,006,316

Net Loss before minority interest	(5,759,981)	(2,216,107)

Minority interest	88,192	(1,315,220)

Net income (loss)	$(5,671,789)	$(3,531,327)

Basic and diluted net loss per common share	$(0.184)	$(0.150)

Weighted average common shares outstanding -
basic and diluted	30,791,006	23,644,685

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at
December 31, 2007	30,306,390	$30,306	$11,776,732	$(595,000)	$(3,963,758)	$7,248,280

Issuance of common
stock for cash	144,002	130	189,872			190,002

Issuance of common stock
for limited partnership interest	316,665	316	365,295			365,611

Issuance of common
stock for services	72,537	73	83,223			83,296

Vested portion of common
stock issued to employees
and directors				595,000		595,000

Net loss	-	-	-	-	(5,671,788)	(5,671,788)

Balance at
December 31, 2008	30,839,594	$30,828	$12,415,122	$-	$(9,635,547)	$2,810,403

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,671,789)	$(3,531,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,296,235	746,088
Expenses related to issuance of common stock for limited partnership
interest	12,501	322,988
Stock issued for services	83,296	1,073,288
Gain on investment in futures contract		(2,930,948)
Change in derivative liability	8,862
Realized loss on sales of marketable securities	92,570
Minority interest	(88,192)	1,315,220
Amortization of deferred compensation	595,000
Bad debt expense	54,668	407,501
Changes in operating assets and liabilities:
Accounts receivable	242,260	(242,259)
Prepaid expenses	(5,660)
Inventory	302,637	(401,928)
Prepaid fuel cost		476,970
Accounts payable	367,081	130,969
Accrued interest payable	61,383	14,264
Accrued expenses and other, net	93,029	-

Net Cash used in operating activities	(2,556,118)	(2,619,174)

Cash flow from investing activities:
Purchase of property and equipment	(686,728)	(4,145,780)
Advances to affiliate	-	(407,501)
Purchase of investment in futures contract	-	(574,110)
Purchase of sale of marketable securities	(806,597)
Sale of futures contract		4,349,058
Proceed from sale of marketable securities	200,000
Proceed from liquidation of restricted certificate of deposit	902,149
Purchase of certificate of deposit	(12,326)	(34,047)

Net cash provided by (used in) investing activities	(403,502)	(812,380)

Cash flows from financing activities:
Net proceeds from sale of common stock	190,003	2,594,566
Net proceeds from notes	1,690,000
Net proceeds (distributions) to / from minority interest		(777,239)
Net proceeds from minority interests		-
Purchase of limited partnerships interests	-	-

Net cash provided by financing activities	1,880,003	1,817,327

Net increase (decrease) in cash and cash equivalents	(1,079,617)	(1,614,227)

Cash and cash equivalents, beginning of period	1,089,308	2,703,535

Cash and cash equivalents, end of period	$9,691	$1,089,308

Supplemental disclosures of cash flow information:
Interest paid	$109,655	$11,481

Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies

Background

Biofuels Power Corp. (“BPC”), a Texas corporation, was incorporated in 2004 as Aegis Products, Inc.  The Company is a distributed energy company that is pioneering the use of biodiesel to fuel small electric generating facilities that are located in close proximity to end-users. BPC’s first power plant is located near Houston, Texas in the city of Oak Ridge North.  During February 2007, BPC began generating and selling its power through Fulcrum Power to Centerpoint Energy.  In January 2008, BPC’s second power plant located just north of its first facility near the City of Oak Ridge North began generating and selling its power directly to Entergy.

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

During 2007, BPC created a wholly-owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of standardized biodiesel refineries.

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

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2008 and December 31, 2007, the Company did not have any open hedge contracts.

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

Revenue from the second power generating plant is sold directly to Entergy under an agreement whereby the power provided to Entergy is metered through Entergy facilities and then paid directly to Biofuel Power Corporation based upon the Entergy rate schedule.

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. BPC received $199,650 and $437,905 in Federal credits during 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2008 the Company had no trade accounts receivable or Federal credits receivable.  As of December 31, 2007 the Company had trade accounts receivable of $27,370 and Federal credits receivable of $211,210.

Inventory

Inventory is stated at the lower of cost or market and consists of 33,744 gallons and 35,368 gallons of unprocessed fuel stock, and 49,285 gallons and 163,221 gallons of processed fuel stock at December 31, 2008 and 2007, respectively.  Cost is determined using the first-in first-out (“FIFO”) method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Expenditures for normal repairs and maintenance are charged to expense as incurred.  Fixed assets are depreciated using the straight-line method for financial reporting purposes over their estimated useful life of 5 years.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is included in operations.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2008 and 2007, the Company did not have any potential dilutive securities.

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

In December 2007, the FASB issued a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combination,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “ Business Combinations ” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

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

2.           Going Concern

During the years ended December 31, 2008 and 2007, the Company has experienced negative financial results as follows:

	2008	2007
Net loss	$(5,671,788)	$(3,531,327)
Negative cash flows from operations	(2,556,118)	(2,619,174)
Accumulated deficit	(9,635,547)	(3,963,758)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

•	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

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

3.           Hedge Accounts

In May 2006, TBF-1 invested $479,000 in a soybean commodity hedge and in August 2006, TBF-2 invested $365,000 in a second soybean commodity hedge. At December 31, 2006, the net fair market value of the hedge accounts, as reported by the brokerage firm that held the accounts, was $2,094,400 including unrealized gains of $1,250,400. Since the two hedge accounts were a correlative hedge to protect the price of feedstock used in the production of biodiesel is used as the fuel in the Company’s renewable energy power plants, the unrealized gain, net of minority interests, has been included in other comprehensive income in stockholders’ equity. During February 2007 the hedge was closed and the Company realized a gain of $1,705,918.  There were no hedges or futures contracts as of December 31, 2008 or December 31, 2007.

In February 2007, TBF-1 invested $286,420 in a cotton commodity hedge and TBF-2 invested $287,690 in a cotton commodity hedge. In July 2007, the Company closed the hedge positions and realized a combined gain of $1,225,030.

The following table summarizes the changes in the hedge account balances during the year ended December 31, 2007 and 2006:

	TBF-1 Hedge	TBF-2 Hedge	Combined Hedge
Hedge Investment in May 2006	$479,000	$365,000	$844,000
Market Value at December 31, 2006	1,047,200	1,047,200	2,094,400
Unrealized Gain at December 31, 2006	$568,200	$682,200	$1,250,400

Sale of Hedge in February 2007 (net)	$1,097,628	$1,452,290	$2,549,918
Realized Gain in February 2007	618,628	1,087,290	1,705,918

Hedge Investment in February 2007	$286,420	$287,690	$574,110
Sale of Hedge in July 2007 (net)	900,204	898,936	1,799,140
Realized Gain in July 2007	$613,784	$611,246	$1,225,030

Total Realized Gain	$1,232,412	$1,698,536	$2,930,948

4.           Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2008	2007

Power generating equipment	$5,327,607	$4,731,070
Buildings and improvements	1,204,750	1,106,996
Machinery and equipment	720,729	720,729
Less accumulated depreciation	(2,101,559)	(805,260)

Total property and equipment, net	$5,181,527	$5,753,535

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,296,235 and $746,088 of which $1,265,499 and $417,144 is included in Cost of Sales, respectively.

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

During 2008, the Company entered into a note payable agreement with Chieftain Resources for the financing of inventory.  The note is dated June 15, 2008, and bears interest at 12% due monthly.  Principal is due monthly at 3% of the outstanding balance, and may be renewed annually.  The note is not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.   As of December 31, 2008, the Company had received $1,195,000, and as of this report has received $1,750,000.

The Security Purchase Agreement contains provisions that if qualified financing is not secured by the maturity date, the Company will be required to issue warrants to the note holders resulting in a valuation of $5,000,000 providing that the strike price is $0.75.  In addition, the note holder has the right, but not the obligation, to convert all or a portion of the principal and accrued interest outstanding under its note into shares of common stock.

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities,” and have recorded derivative liabilities of $8,862 as of December 31, 2008.

6.           Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:

Receivable from affiliate	$121,041	$138,550
Net operating loss carry-forwards	220,788	132,596

Total deferred tax assets	341,829	271,146

Valuation allowance	(341,829)	(271,146)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2008 and 2007, are as follows:

	2008		2007
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$(1,928,551)	(34.0)	$(1,200,651)	(34.0)
Income attributable to limited partners	223,588	4.0	447,175	12.7
Stock based compensation	595,000	10.5	364,918	10.3
Settlement expense	194,355	3.4	109,816	3.1
Increase in valuation allowance	70,683	1.2	161,164	4.6
Other	844,925	14.9	117,578	3.3

	$-	0.0	$-	0.0

As of December 31, 2008, for U.S. federal income tax reporting purposes, the Company has approximately $2,800,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2028.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

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

During November 2007, the Company issued 300,000 shares of its common stock to employees of the Company, 950,000 shares were issued to officers and directors of the Company (of which 60,000 shares were subsequently forfeited) and 144,630 shares were issued to consultants for services performed.  The shares issued to employees, officers and directors vest at 50% upon issuance and 5% per month thereafter. These shares were valued at $1.25 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.  As a result, the Company recorded $1,073,288 in selling, general and administrative expenses and $595,000 in deferred compensation related to the issuance of this common stock during 2007.  During 2008, the remaining balance of $595,000 in deferred compensation was recorded in selling, general and administrative expenses.

7.           Commitments and Contingencies

Operating Lease

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

On July 1, 2008, the Company relocated its corporate offices and executed a lease for five years for $11,130 per month.  The lease escalates at 10% per year.

Future minimum rental payments required under non-cancelable lease agreements are as follows:

	Turbine	Corporate	Oak Ridge	All
Years	Plant	Office	North Plant	Leases

2009	$33,579	$140,238	$42,000	$215,817
2010	34,922	154,260	42,000	231,182
2011	36,319	169,686	10,500	216,505
2012	-	186,654	-	186,654
2013	-	97,770	-	97,770
	-		-

	$104,820	$748,608	$94,500	$947,928

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

Entergy Power Purchase Agreement

In January 2008, the Company entered into an agreement between Biofuels Power Corporation and Entergy Texas, Inc., allowing sale of power to Entergy.

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

On August 28, 2008, the Company received $400,000 loan proceeds from one of its shareholders as part of the $2.5 million loan commitment for the purposes of providing capital expenditures and working capital.

On October 13, 2008, the Company received $200,000 loan proceeds from one of its shareholders as part of the $2.5 million loan commitment for the purposes of providing capital expenditures and working capital.

On October 1, 2008, the Company’s Chief Executive Officer, Fred O’Connor advanced the Company $12,500 in the form of a note payable.  The Company repaid the loan during October 2008.

9.           Subsequent Events

On March 25, 2009, the Company completed the purchase the 79 acre H. O. Clarke site from NRG Energy.  The cost was $1,350,000 million which was provided from loans specifically designated for the acquisition.  The facility has a decommissioned 288 MW steam plant, a connection to the adjacent 500MW Centerpoint Energy transmission substation, 65,000 bbl above ground fuel storage tankage, two 6” and one 12” natural gas pipelines previously connected to a Kinder Morgan high pressure gas pipeline and six turbine pad sites with connections to a 12K v distribution power line.

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

We added or are initiating the following additional controls to the Company’s internal control over financial reporting, which we expect will improve such internal control subsequent to the date of the assessment and earlier assessments that also concluded internal controls were not effective. These changes are:

•
We have retained a qualified independent consultant to serve as our Chief Financial Officer and to supervise our accounting staff in matters relating to the identification and implementation of proper accounting procedures and provide guidance on financial reporting issues that apply to the Company;

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2008, our internal control over financial reporting is effective.

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

Name	Age	Position	Term Expires
Fred O’Connor	69	Director, Interim CEO	2009 Annual Meeting
Sam H. Lindsey, Jr	63	Interim CFO
Alan Schaffner	48	Independent Director	2009 Annual Meeting
Richard DeGarmo	54	Independent Director	2009 Annual Meeting

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

Sam H. Lindsey, Jr. has served as part-time Chief Financial Officer of our company since March 2008. Mr. Lindsey is a 1971 accounting major graduate of the University of Houston with a BBA.  Mr. Lindsey passed the CPA exam in 1973 and has been in public accounting and industry since that time.  During his time in public accounting, Mr. Lindsey served a managing partner of his accounting firm and acquired extensive experience in tax, audit, accounting services and management advisory services.  Since leaving public practice, Mr. Lindsey has served as CFO for four reporting companies and a large privately held oilfield service company.

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

Robert Wilson served as part-time CFO from the inception of the Company until March 2008, now serves as Vice President, Finance.  Mr. Wilson who serves as the CFO and Operations Principal for several broker dealer and investment banking firms.  His duties include compliance with NASD, SEC and NYSE rules and regulations, the design and implementation of accounting and operations control procedures, representing firms as an expert witness and with NASD examinations.  He currently serves as a director and audit committee chairman for American Security Resources, Inc. and American Enterprise Development Corporation and as a consultant with The Professional Directors Institute.  Mr. Wilson is a CPA and has over fifteen years of experience as the owner of a certified public accounting firm, was previously a member of the NASD board of Arbitrators and has several NASD and NYSE licenses.  Mr. Wilson has previously served as operations compliance manager of the AIM Management Group, Vice President Compliance/Internal Audit of the Kemper Securities Group and an auditor with Price Waterhouse.  Mr. Wilson is a 1977 graduate of Houston Baptist University and pursued additional studies at Georgetown University.

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

The Board of Directors has created a Compensation Committee that presently consists of Messrs. Schaffner and DeGarmo. Mr. DeGarmo serves as chairman of the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Compensation Committee's responsibilities include:

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

ITEM 11 — EXECUTIVE COMPENSATION

Employment Agreements

Fred O’Connor, our interim CEO and Robert Wilson, our interim Vice President, Finance are not full time employees and do not have written employment agreements with our company. Messrs. O’Connor and Wilson are entitled to receive monthly consulting fees of $6,000 and $4,000, respectively, for the time they devote to our affairs. Messrs. O’Connor and Wilson are both engaged in other activities that will limit the amount of time they can devote to our affairs and may face conflicts of interest in allocating their available time among their various interests. In addition to their restricted stock grants and monthly consulting fees, Messrs. O’Connor and Wilson are entitled to such bonuses as the compensation committee may approve, but are not entitled to receive any other equity or non-equity incentive compensation, deferred compensation, fringe benefits or other compensation. We are presently searching for qualified individuals to assume the positions that are presently occupied by Messrs. O’Connor and Wilson, but are unable to estimate the amount of time it will take to identify suitable successors and negotiate appropriate employment agreements and compensation terms.

Sam H. Lindsey, Jr., our interim CFO, is not a full-time employee and does not have a written employment agreement.  Mr. Lindsey provides consulting services on a per diem basis

The following table provides summary information on the compensation paid to our interim CEO and interim Vice President Finance and interim CFO during the year ended December 31, 2008.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Fred O’Connor	Interim CEO	2008	$72,000	—	$—	—	$72,000
Robert Wilson	Interim VP Finance	2008	$48,000	—	$—	—	$48,000
Sam Lindsey	Interim CFO	2008	$48,000	—	$—	—	$48,000

Equity-based Compensation During 2008 and 2007

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2008. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

		Total Grant		Vested Portion		Future Vesting
Name	Position	Shares	Value	Shares	Value	Shares	Value
Fred O’Connor	Interim CEO	300,000	$375,000	225,000	$281,250	75,000	$93,750
Robert Wilson	Interim VP	100,000	$125,000	75,000	$93,750	25,000	$31,250
Alan Schaffner	Director	100,000	$125,000	75,000	$93,750	25,000	$31,250
Richard DeGarmo	Director(2)	100,000	$125,000	75,000	$93,750	25,000	$31,250
Robert A. Webb	Legal counsel	100,000	$125,000	70,000	$87,500	Balance forfeit (1)
J. Michael McGee	Consultant	100,000	$125,000	70,000	$87,500	Balance forfeit (1)
Steven McGuire	Consultant	100,000	$125,000	75,000	$93,750	25,000	$31,250
Other employees and consultants		350,000	$437,500	262,500	$328,125	87,500	$109,375

(1)	Effective March 1, 2008, Messrs. Webb and McGee resigned from our board of directors and in connection therewith, 30,000 unvested grant shares owned by each of them were forfeited.
(2)	Effective April 22, 2009, Mr. DeGarmo resigned from our Board of Directors.

2009 Executive Compensation Plan

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

For 2009, we will endeavor to ensure that a substantial amount of each Named Executive Officer’s total compensation will be performance-based, linked to the Company’s operating performance, and over the executive’s tenure, derived its value from the market price of the Company’s common stock.

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

Elements of Compensation

Compensation arrangements for the Named Executive Officers under our fiscal 2009 compensation program will typically include four components: (a) a base salary; (b) a cash bonus program; (c) the grant of equity incentives in the form of non-qualified stock options; and (d) other compensation and employee benefits generally available to all of our employees.

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

Only independent directors will be compensated separately for service as Board members. While each of our directors received restricted stock grants in November 2007 as described above, none of our directors received any cash compensation for services rendered in their capacity as directors during the year ended December 31, 2008. Each of our independent directors will receive the following compensation for the year ended December 31, 2009:

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

  ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

We had 30,839,594 shares of common stock issued and outstanding on the date of this annual report on Form 10-K. We have no outstanding convertible securities and no warrants or options that are presently exercisable or will become exercisable within 60 days. The following table sets forth information with respect to the beneficial ownership of our common stock for each of our executive officers and directors; all of our executive officers and directors as a group; and any other beneficial owner of more than 5% of our outstanding common stock

Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all common stock held by that person. The address of each named beneficial owner, unless indicated otherwise by footnote, is 25211 Grogans Mill, Suite 465, The Woodlands, Texas 77380.

	Shares Beneficially Owned
	Number	Percent
David S. Holland, Sr. (1)	3,077,500	10.1%
Dr. Mahesh Kanojia (2)	1,605,000	5.2%
Alan Schaffner	1,161,668	3.8%
Fred O’Connor	400,000	1.3%
Robert Wilson	255,808	0.8%
Richard DeGarmo	100,000	0.3%
Directors and officers as a group	1,917,476	6.2%

(1)	David S. Holland, Sr. is a retired Pennzoil executive who provided substantial equity financing for Texoga in its early stages and ultimately became the largest stockholder of that company.

(2)	Dr. Mahesh Kanojia is the original founder of Texoga and the second largest stockholder of that company. From time to time, Dr. Kanojia serves as an unpaid consultant to our company.

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

In January 2007, we entered into a lease sharing arrangement with Texoga and SRC that obligates Texoga to contribute $18,940 per month to the cost of the leased space that houses the executive offices for all three companies and obligates SRC to contribute an additional $14,680 per month as its share of the costs. In connection with the sublease, we pledged an $856,000 certificate of deposit as collateral security for the future rental obligations. During the year ended December 31, 2007, we received $58,040 from SRC, and the unpaid balances were carried as advances to Texoga and SRC. Since Texoga and SRC are both related parties and the collection of the unpaid balances is uncertain, we have fully impaired $345,400 of unpaid rent reimbursements from Texoga and SRC in our financial statements for the year ended December 31, 2007. We were able to negotiate a sublease of the office space that eliminated our future rental obligations and resulted in the release of the associated security deposit to us in 2008.

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

Robert Wilson is an independent contractor who served as the interim CFO and now serves as VP-Finance of our company. Mr. Wilson is also a principal of M1-Energy Capital Securities, LLC, an NASD broker dealer that raised $7,000,000 in capital for TBP-I and TBP-II, and received $700,000 in cash commissions in connection therewith. In connection with our partnership exchange offerings and our sales of common stock for cash, M-1 received aggregate cash compensation of $225,000, together with 392,446 shares of our common stock, including 55,808 shares that were subsequently assigned to Mr. Wilson.

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

  ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company during 2007 by Ham, Langston & Brezina LLP for the audit of our financial statements for the years ended December 31, 2006 and 2005 was $74,000. We were not billed any fees for tax preparation services in 2006 or 2007. The aggregate fees billed for other services related to interim financial statements and the filing of various documents with the SEC provided by Ham, Langston & Brezina LLP in 2006 or 2007 was $37,000.  For 2008 aggregate fees billed for audit fees were $60,000. Fees billed for other services to interim financial statements and the filing of various documents with the SEC were $45,158.

  ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2008 and 2007

Balance Sheet as of December 31, 2008 and 2007

Statement of Operations for the years ended December 31, 2008 and 2007

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

Statement of Cash Flow for the years ended December 31, 2008 and 2007

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

By: /s/ Fred O’Connor Fred O’Connor	Chief Executive Officer and Director (Principal Executive Officer)	Date May 4, 2009

By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date May 4, 2009