Form 10-Q
period 2009-03-31
BIOFUELS POWER CORP
filed 2009-06-22
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at June 19, 2009
Common Stock, $0.001 Par Value	30,839,594 Shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	Balance Sheets as of March 31, 2009 and December 31, 2008	F-1

	Unaudited Consolidated Condensed Statements of Operations	F-2
	for the period ended March 31, 2009 and 2008

	Unaudited Consolidated Condensed Statements of Cash Flow	F-3
	for the three-month period ended March 31, 2009 and 2008

	Unaudited Consolidated Statement of Stockholders' Equity	F-4
	for the three months ended March 31, 2009

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-10

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	2

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	3

ITEM 4	Controls and Procedures	3

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	5

ITEM 1A	Risk Factors	5
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	5

ITEM 3	Defaults Upon Senior Securities	5

ITEM 4	Submission of Matters to a Vote of Security Holders	5

ITEM 5	Other Information	5

ITEM 6	Exhibits

	SIGNATURES	6

BIOFUELS POWER CORP.
CONSOLIDATED BALANCE SHEET
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$15,787	$9,691
Prepaid expenses	5,660	5,660
Inventory	99,291	99,291

Total current assets	120,738	114,642

Property and equipment, net	5,617,671	5,181,527
Investment in certificate of deposit (restricted)	-	-

Total Assets	$5,738,409	$5,296,169

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	926,854	696,503
Payable to affiliate		-
Notes payable, unsecured	17,800	1,295,000
Notes payable, secured	2,570,000
Commissions payable		-
Interest payable	144,789	75,647

Total Current Liabilities	3,659,443	2,067,150

Long Term Debt
Notes payable, unsecured	191,250	191,250
Derivative Liability	8,862	8,862
Minority Interest	204,669	218,504

Total Liabilities	4,064,224	2,485,766

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,839,594 and 30,839,594 shares issued and outstanding,
respectively	30,828	30,828
Additional paid in capital	12,415,122	12,415,122
Accumulated deficit	(10,771,764)	(9,635,547)

Total Stockholders Equity	1,674,185	2,810,403

	$5,738,409	$5,296,169
	-	-

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
Revenue
Sales	$-	94,457

Cost of sales	-	653,741

Gross profit (deficit)	-	(559,284)

Selling, general and administrative expenses	1,069,215	1,003,021

Operating loss	(1,069,215)	(1,562,305)

Other Income:
Other income, net		14,454
Gain on sale of fixed assets	1,509
Interest expense	(82,414)	(6,661)

Total other income (loss), net	(80,905)	7,793

Net Loss before minority interest	(1,150,120)	(1,554,512)

Minority interest	13,902	9,534

Net income (loss)	$(1,136,218)	$(1,544,978)

Basic and diluted net loss per common share	$(0.037)	$(0.050)

Weighted average common shares outstanding -
basic and diluted	30,839,594	30,690,636

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORP.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,136,218)	$(1,554,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	705,010	343,199
Expenses related to issuance of common stock for limited partnership		12,501
interest	-	-
Stock issued for services	-	83,296
Gain on investment in futures contract		-
Change in derivative liability	-
Minority interest	(13,902)	-
Amortization of deferred compensation	-	223,125
Changes in operating assets and liabilities:
Accounts receivable	-	(212,119)
Prepaid expenses	-
Inventory	-	104,631
Prepaid fuel cost		-
Accounts payable	230,351	468,698
Accrued interest payable	69,142	(8,320)
Accrued expenses and other, net	(153,190)	-

Net Cash used in operating activities	(298,807)	(539,501)

Cash flow from investing activities:
Purchase of property and equipment	(1,343,977)	(674,717)
Proceed from sale of fixed assets	58,880
Proceed from liquidation of restricted certificate of deposit	-	902,149
Purchase of certificate of deposit	-	(12,326)

Net cash provided by (used in) investing activities	(1,285,097)	215,106

Cash flows from financing activities:
Net proceeds from sale of common stock	-	148,000
Net proceeds from notes	1,690,000
Retirement of notes	(100,000)
Purchase of limited partnerships interests	-	-

Net cash provided by financing activities	1,590,000	148,000

Net increase (decrease) in cash and cash equivalents	6,096	(176,395)

Cash and cash equivalents, beginning of period	9,691	1,089,308

Cash and cash equivalents, end of period	$15,787	$912,913

See accompanying notes to unaudited consolidated condensed financial statements.

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2009

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at
December 31, 2007	30,839,594	$30,828	$12,415,122	$(9,635,547)	$2,810,403

Issuance of common
stock for cash	-	-	-		-

Net loss	-	-	-	(1,136,218)	(1,136,218)

Balance at
March 31, 2009	$30,839,594	$30,828	$12,415,122	$(10,771,764)	$1,674,185

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2008 is unaudited)

1.         Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

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

Biodiesel Tax Credits Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales.  At March 31, 2009, the Company had Federal tax credits receivable of $-0-.  During the three months ended March 31, 2009 and March 31, 2008, the Company received $-0- and $53,957 respectively, in Federal credits.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2009 and March 31, 2008 the Company had trade accounts receivable of $-0- and $450,697 respectively.

Inventory Inventories are stated at the lower of cost or market and consists of 33,744 gallons of processed fuel stock and 35,368 gallons of unprocessed fuel stock at March 31, 2009, and 46,475 gallons of processed fuel stock and 51,187 gallons of unprocessed fuel stock at March 31, 2008.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company plans to move its existing reciprocating generators and turbine generators to the newly acquired facility as soon as feasible.  The affect of the relocation would be the abandonment of existing leasehold improvements and other assets having a cost in excess of $1,500,000 as of March 31, 2009.  There would be a charge against net income at the time of the relocation.

Additionally, negotiations for the terminations of the existing leases would be undertaken and the effects of those negotiations are unknown.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2009 and March 31, 2008, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the three months ended March 31, 2009, the Company has experienced negative financial results as follows:

2009
Accumulated deficit at December 31, 2008	$(9,635,547)
Net loss for three months ended March 31, 2009	$(1,136,218)
Accumulated deficit at March 31, 2009	$(10,771,764)

Negative cash flows used in operating activities	$(298,806)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:


The Company is attempting to raise funds through debt and/or equity offerings.  If successful, these additional funds will be used to provide working capital. Subsequent to September 30, 2008, the Company has entered into a Stock Purchase Agreement as described above that provided working capital and the capital to purchase the 79-acre H.O. Clarke property in Harris County, Texas.  Other efforts are on going to raise funds through debt and/or equity offerings.

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

	The ability of the Company to control costs and increase revenues.
	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at March 31, 2009:
2009
Power generating equipment	$5,612,177
Buildings and improvements	1,184,712
Machinery and equipment	168,004
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,343,977
Less accumulated depreciation	(2,711,237)
Total property and equipment, net	$5,617,671

Depreciation expense for the three months ended March 31, 2009 was $705,010 which $5,582,573 was included in Selling, General and Administrative expenses.  For the three months ended March 31, 2008, depreciation expense was $343,199 of which $275,918 is included in cost of sales.

4.         Notes Payable

As of March 31, 2009, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,570,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  As of March 31, 2009, the Company has received $2,570,000.

The Securities Purchase Agreement contains provisions that if qualified financing is not secured by the maturity date, the Company will be required to issue warrants to the note holders resulting in a valuation of $5,000,000 provided that the strike price is $0.75.  In addition, the note holder has the right, but not the obligation, to convert all or a portion of the principal and accrued interest outstanding under its note into shares of common stock.

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009.

5.         Stockholders’ Equity

During the three months ended March 31, 2009, the company issued no shares of its common stock.

6.         Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$708,540	$100,170	$510,600	$97,770
Generating facility leases	220,446	83,031	137,415	-0-
Total	$928,986	$183,201	$648,015	$97,770

The table above reflects the current lease with the City of Oak Ridge North.  The City is currently attempting to dispute the validity of a lease entered into between the City and the Company in 2007.  The Company is currently negotiating with the land owner and anticipates terminating its lease with the City and finalizing a lease directly with the land owner.

Litigation
The Company, along with four other plaintiffs filed a lawsuit against the landlords of the Tamina power plant site seeking injunctive relief and claiming breach of contract and other damages.  Subsequently, the defendants appealed and filed counter-claims against the plaintiffs.  The appeals court has just required that the plaintiffs return to court to renew the injunction to preserve their rights pending the outcome of an October trial.

The Company has been included in a lawsuit along with five other defendants claiming damages of $60,085.54 for breach of a commission agreement.  The Company is not a party to the commission agreement and there are no claims specifically raised against the Company.

7.         Related Party Transactions

From August 28, 2008 through March 31, 2009, seven (7) shareholders of the Company have participated in loans to the Company totaling $1,070,000 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer advanced the Company $17,800 in the form of a note payable.  The note payable is outstanding at March 31, 2009.

8.         Subsequent Events

The Company has entered into an agreement with BTU Solutions, LLC on April 22, 2009 for BTU Solutions, LLC to perform substantial remodeling and demolition work at the newly acquired H.O. Clarke site including: remodel the existing office building to acceptable standards, refurbish the gantry crane, and demolish the remainder of the 180 MW steam plant.  The value contracted for the works is $560,000 and the Company will convey 25 acres of the H.O. Clarke site to BTU Solutions, LLC.  Additionally, the agreement calls for BTU Solutions to attempt to sell the salvaged steel or other items and the proceeds from any salvage will be split 50 percent to the Company and 50 percent to BTU Solutions, LLC.  The agreement also provides for an easement for the property conveyed that will give the Company unfettered access to the property.

9.	Fair Value Measurements

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2009, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$8,862	—	$8,862	—
Warrant liability	—	—	—	—

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and plan of operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this annual report on Form 10-K.

Financial condition, liquidity and capital resources

At March 31, 2009, we had $5,738,409 in total assets and $4,064,224 in total liabilities, resulting in a stockholders’ equity of $1,674,185. Our net working capital deficit at March 31, 2009 was ($3,538,705), which is a decrease in working capital since December, 31, 2008 of $1,586,197.

During the three months ended March 31, 2009, we incurred a net loss of ($1,136,218), which included $705,010 in non-cash depreciation expense. For the three months ended March 31, 2008, we incurred a net loss of ($1,544,978), which included $306,421 in non-cash expenses relating to equity issuance and compensation transactions and $343,199 in non-cash depreciation expense.

During the three month period ended March 31, 2009, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. dispute with landlord described in litigation section above impeded the ability to operate existing facilities; and 3. the need to move and relocate certain operating assets; and 4. the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

We believe our available resources, together with our anticipated operating revenue and the anticipated proceeds of certain planned short-term borrowings, will be sufficient to pay our anticipated operating expenses for a period of three to six months from the date of this quarterly report on Form 10-Q. Our available resources are not sufficient to pay all of our anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $10 million in additional capital to finance our planned facility expansions and future acquisitions. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, and finance additions to our infrastructure, pay for the development of additional generating facilities and the marketing of our green electricity. We intend to pursue additional financing as opportunities arise.

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

Plan of Operation

During the three months ending March 30, 2008, we incurred $1,069,215 in selling, general and administrative expenses for a net loss of ($1,136,218).  There was no operating income for this period as we completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

The H. O. Clarke property is adjacent to a 500 MW switchyard operated by CenterPoint Energy and has ready access to the Texas ERCOT grid.  This decommissioned power plant was originally operated by Houston Lighting and Power with a total of 268 MW of gas fired steam generation until the 1980s.  An additional 78 MW of gas fired turbines were added to the distribution system as peaking units and were last used in 2004.  These peaking units have been removed from the site but the interconnection equipment remains.  We plan to evaluate the steam turbines for reuse and scrap the equipment that has no future utility.  We do not have sufficient financial resources to restore operation to this power plant and there can be no assurance that suitable financing will be available when needed.  If we are not able to attract adequate financing, we may have to delay or abandon plans for all or part of the recommissioning of this site.

 The key to this site is its central location inside the nation’s fourth largest city and the opportunity to build a model Urban Renewable Power Plant.  We plan to form the Houston Clean Energy Park on this site to introduce a variety of renewable technologies for clean power.  Planned elements include biofueled electric generation, low emission gas turbine power generation and renewable syngas generation.  Future projects could include biomass and solar energy.

The facility has adjacent natural gas line access, fuel storage and pipelines and distribution system access as well as transmission power connection.  We plan to move certain of our biofueled generation assets to the site for connection to the distribution grid and study the feasibility of adding larger scale baseload equipment to the transmission grid in the future.  We feel that this site offers a unique opportunity to provide baseload and peaking power to the ERCOT transmission and distribution systems over time. There can be no assurances, however, that future contract prices for green electricity will provide sufficient revenue to offset our anticipated operating expenses.

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

Until we are able to negotiate contracts that provide for a significant green energy premium, we intend to rely on equity financing to cover our current and anticipated operating losses. We need additional capital and intend to take advantage of financing opportunities as they arise. There is no assurance that our current financial resources and the proceeds of any future financing activities will be sufficient to pay our operating costs.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter ended March 31, 2009 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

The Company, along with four other plaintiffs filed a lawsuit against the landlords of the Tamina power plant site seeking injunctive relief and claiming breach of contract and other damages.  Subsequently, the defendants appealed and filed counter-claims against the plaintiffs.  The appeals court has just required that the plaintiffs return to court to renew the injunction to preserve their rights pending the outcome of an October trial.

The Company has been included in a lawsuit along with five other defendants claiming damages of $60,085.54 for breach of a commission agreement.  The Company is not a party to the commission agreement and there are no claims specifically raised against the Company.

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
Dated: June 22, 2009

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: June 22, 2009