Form 10-Q/A
period 2009-03-31
BIOFUELS POWER CORP
filed 2009-06-25
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendement No. 1

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
Yes X	No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

This amended Form 10 Q for the period March 31, 2009 is being filed to correct the answer on page one (1) to the question regarding if all filings have been made. The original filing answers “No” but the correct answer is “Yes.”

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
Dated: June 24, 2009

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: June 24, 2009