Form 10-Q
period 2009-06-30
BIOFUELS POWER CORP
filed 2009-08-19
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes _X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 16, 2009
Common Stock, $0.001 Par Value	30,859,594 Shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	Balance Sheets as of June 30, 2009 and December 31, 2008	F-1

	Unaudited Consolidated Condensed Statements of Operations	F-2
	for the six months ended June 30, 2009 and 2008

	Unaudited Consolidated Condensed Statements of Cash Flow	F-3
	for the six-month period ended June 30, 2009 and 2008

	Unaudited Consolidated Statement of Stockholders' Equity	F-4
	for the six months ended June 30, 2009

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-10

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	2

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	3

ITEM 4	Controls and Procedures	3

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	5

ITEM 1A	Risk Factors	5
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	5

ITEM 3	Defaults Upon Senior Securities	5

ITEM 4	Submission of Matters to a Vote of Security Holders	5

ITEM 5	Other Information	5

ITEM 6	Exhibits

	SIGNATURES	6

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$3,516	$9,691
Accounts receivable	404,776
Prepaid expenses	5,660	5,660
Inventory	99,291	99,291

Total Current Assets	513,243	114,642

Property and equipment, net	5,176,227	5,181,527

Total Assets	$5,689,470	$5,296,169

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	865,510	696,503
Deposits	25,000	-
Notes payable, unsecured	17,800
Notes payable, secured	2,620,000	1,295,000
Interest payable	267,536	75,647

Total Current Liabilities	3,795,846	2,067,150

Long Term Debt
Notes payable, unsecured	191,250	191,250
Derivative Liability	8,862	8,862
Minority Interest	195,083	218,504

Total Liabilities	4,191,040	2,485,766

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,859,594 and 30,839,594 shares issued and outstanding,
respectively	30,848	30,828
Additional paid in capital	12,435,102	12,415,122
Accumulated deficit	(10,967,520)	(9,635,547)

Total Stockholders Equity	1,498,430	2,810,403

	$5,689,470	$5,296,169
	-	-
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
Revenue
Sales	$-	$345,936

Cost of sales	-	1,418,621

Gross profit (deficit)	-	(1,072,685)

Selling, general and administrative expenses	1,287,815	2,146,478

Operating loss	(1,287,815)	(3,219,163)

Other Income:
Unrealized loss on marketable securities		(20,315)
Realized loss on sale of marketable securities		(2,753)
Investment inceom		33,887
Gain on sale of fixed assets	137,514
Interest expense	(205,161)	(25,696)

Total other income (loss), net	(67,647)	(14,877)

Net Loss before minority interest	(1,355,462)	(3,234,040)

Minority interest	23,488	69,844

Net income (loss)	$(1,331,974)	$(3,164,196)

Basic and diluted net loss per common share	$(0.043)	$(0.103)

Weighted average common shares outstanding -
basic and diluted	30,841,804	30,747,926

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,331,974)	$(3,164,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	722,459	702,234
Expenses related to issuance of common stock for limited partnership		12,501
Stock issued for services	-	83,296
Realized loss on sales of marketable securities	-	2,753
Unrealized loss on marketable securities		20,315
Minority interest	(23,488)	(69,844)
Amortization of deferred compensation	-	466,250
Changes in operating assets and liabilities:
Accounts receivable	(404,776)	(197,237)
Tax rebate rerceivable		(3,518)
Inventory	-	260,462
Accounts payable	169,007	564,269
Deposit	25,000
Accrued interest payable	191,889
Accrued expenses and other, net	108,005	(51,914)

Net Cash used in operating activities	(543,878)	(1,374,629)

Cash flow from investing activities:
Purchase of property and equipment	(1,343,977)	(650,728)
Proceed from sale of fixed assets	618,880
Proceed from liquidation of restricted certificate of deposit	-	902,149
Purchase of marketable securities		(806,597)
Proceeds from sale of marketable securities		200,000
Purchase of certificate of deposit	-	(12,326)

Net cash provided by (used in) investing activities	(725,097)	(367,502)

Cash flows from financing activities:
Net proceeds from sale of common stock	20,000	156,002
Net proceeds from notes	1,342,800	540,000
Retirement of notes	(100,000)	-

Net cash provided by financing activities	1,262,800	696,002

Net increase (decrease) in cash and cash equivalents	(6,175)	(1,046,129)

Cash and cash equivalents, beginning of period	9,691	1,089,308

Cash and cash equivalents, end of period	$3,516	$43,179

	0

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2009

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at
December 31, 2008	30,839,594	$30,828	$12,415,122	$(9,635,547)	$2,810,403

Issuance of common
stock for cash	20,000	20	19,980		20,000

Net loss	-	-	-	(1,331,974)	(1,331,974)

Balance at
June 30, 2009	30,859,594	$30,848	$12,435,102	$(10,967,520)	$1,498,430

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

Convertible Debt Financing - Derivative Liabilities

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the convertible debt holder’s conversion right provision, contained in the terms governing the convertible notes is not clearly and closely related to the characteristics of the notes. Accordingly, the feature qualifies as an embedded derivative instrument at issuance and, because it does not qualify for any scope exception within SFAS No. 133, it is required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as a derivative instrument liability.

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

Biodiesel Tax Credits Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales.  At June 30, 2009, the Company had Federal tax credits receivable of $-0-.  During the six months ended June 30, 2009 and June 30, 2008, the Company received $-0- and $359,121 respectively, in Federal credits.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2009 and June 30, 2008 the Company had trade accounts receivable of $404,776 and $206,717 in trade receivables and $232,618 in federal credits receivable  respectively.

Inventory Inventories are stated at the lower of cost or market and consists of 33,744 gallons of processed fuel stock and 35,368 gallons of unprocessed fuel stock at June 30, 2009, and December 31, 2008.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company plans to move its existing reciprocating generators and turbine generators to the newly acquired facility as soon as feasible.  The affect of the relocation would be the abandonment of existing leasehold improvements and other assets having a cost in excess of $1,500,000 as of June 30, 2009.  There would be a charge against net income at the time of the relocation.

Additionally, negotiations for the terminations of the existing leases would be undertaken and the effects of those negotiations are unknown.

Income Taxes The Company uses the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. No provision for federal income taxes is made for income or loss arising from allocations to partnerships included in these consolidated financial statements since the partnerships are flow through entities with income or losses being reported on the partner’s individual return.

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2009 and June 30, 2008, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the six months ended June 30, 2009, the Company has experienced negative financial results as follows:

2009
Accumulated deficit at December 31, 2008	$(9,635,547)
Net loss for six months ended June 30, 2009	$(1,331,974)
Accumulated deficit at June 30, 2009	$(10,967,520)
Negative cash flows used in operating activities	$(543,878)

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

The ability of the Company to secure short-term financing and/or equity capital to maintain operations while long-term plans are being implemented.

3.         Property and Equipment

Property and equipment consisted of the following at June 30, 2009:

2009
Power generating equipment	$5,612,177
Buildings and improvements	1,184,712
Machinery and equipment	168,004
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	919,982
Less accumulated depreciation	(2,728,686)
Total property and equipment, net	$5,176,227

Depreciation expense for the six months ended June 30, 2009 was $722,459 which was included in Selling, General and Administrative expenses.  For the six months ended June 30, 2008, depreciation expense was $702,234 of which $566,037 is included in cost of sales.

4.         Notes Payable

As of June 30, 2009, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,620,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  As of June 30, 2009, the Company has received $2,620,000.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of June 30, 2009.

5.         Stockholders’ Equity

During the six months ended June 30, 2009, the company issued 20,000 shares of its common stock for cash.  These shares were valued at $1.00 per share which was the fair market value of the common stock on the date of grant based upon the cash price received for the common stock in a private placement offering.

6.         Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$678,489	$147,249	$482,355	$48,885
Generating facility leases	81,895	50,395	31,500	-0-
Total	$760,384	$197,644	$513,855	$48,885

The table above reflects the current lease with the City of Oak Ridge North.  The City is currently attempting to dispute the validity of a lease entered into between the City and the Company in 2007.  The Company is currently negotiating with the land owner and anticipates terminating its lease with the City and finalizing a lease directly with the land owner.

Subsequent to the balance sheet date the Company has received an inquiry regarding ownership of surplus generators purchased in cooperation with the City of Oak Ridge North from the Department of Energy.  Company management believes that all terms of DOE requirements have been met and that the equipment is properly recorded as a fixed asset.

Litigation
The Company, along with four other plaintiffs filed a lawsuit against the landlords of the Tamina power plant site seeking injunctive relief and claiming breach of contract and other damages.  Subsequently, the defendants appealed and filed counter-claims against the plaintiffs.  On July 21, 2009, the Company dismissed its lawsuit against the landlords and began to move its power plant assets to the H.O. Clarke site.  It is anticipated that all equipment will be moved by September 1 and lease obligations will cease.

The Company has been included in a lawsuit along with five other defendants claiming damages of $60,085.54 for breach of a commission agreement.  The Company is not a party to the commission agreement and there are no claims specifically raised against the Company.

7.         Related Party Transactions

From August 28, 2008 through June 30, 2009, thirteen (13) shareholders of the Company have participated in loans to the Company totaling $2,620,000 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer advanced the Company $17,800 in the form of a note payable.  The note payable is outstanding at June 30, 2009.

8.         Subsequent Events

Following the acquisition of the H.O. Clarke site, the Company has begun dismantling and moving the Tamina Power Plant equipment to Clarke.  This equipment will be reconnected into the Centerpoint distribution grid as part of the Company’s proposed 50MW expansion at this new site.  As of the date of this report, the Company has moved over 75% of the equipment.  It is anticipated that all equipment will be removed and relocated by September 1, 2009.

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

As of June 30, 2009, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

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

Financial condition, liquidity and capital resources

At June 30, 2009, we had $5,689,470 in total assets and $4,191,040 in total liabilities, resulting in a stockholders’ equity of $1,498,430. Our net working capital deficit at June 30, 2009 was ($3,282,603), which is a decrease in working capital since December, 31, 2008 of $1,330,095.

During the six months ended June 30, 2009, we incurred a net loss of ($1,331,974), which included $722,459 in non-cash depreciation expense. For the six months ended June 30, 2008, we incurred a net loss of ($3,164,196), which included $466,250 in non-cash expenses relating to equity issuance and compensation transactions and $702,234 in non-cash depreciation expense.

During the six month period ended June 30, 2009, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. dispute with landlord described in litigation section above impeded the ability to operate existing facilities; and 3. the need to move and relocate certain operating assets; and 4. the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the six months ending June 30, 2009, we incurred $1,287,815 in selling, general and administrative expenses for a net loss of ($1,331,974).  There was no operating income for this period as we completed the purchase of the H.O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.  On April 22, 2009, the Company entered into an agreement with BTU Solutions, LLC to sell 25 acres of the H.O. Clarke site for $560,000 resulting in a gain on the sale of $136,005.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2009 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

The Company, along with four other plaintiffs filed a lawsuit against the landlords of the Tamina power plant site seeking injunctive relief and claiming breach of contract and other damages.  Subsequently, the defendants appealed and filed counter-claims against the plaintiffs.  On July 21, 2009, the Company dismissed its lawsuit against the landlords and began to move its power plant assets to the H.O. Clarke site.

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
Dated: August 18, 2009

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 18, 2009