Form 10-K/A
period 2008-12-31
BIOFUELS POWER CORP
filed 2009-09-25
CIK 1391407

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUELS POWER CORPORATION

By: /s/ Fred O’Connor
Fred O’Connor, Chief Executive Officer and Director
Date September 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Fred O’Connor Fred O’Connor	Chief Executive Officer and Director (Principal Executive Officer)	Date: September 21, 2009

By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: September 21, 2009

By: /s/ Alan Schaffner Alan Schaffner	Director	Date: September 21, 2009

By: /s/ Richard J. DeGarmo Richard J. DeGarmo	Director	Date: September 21, 2009