Form 10-Q
period 2009-09-30
BIOFUELS POWER CORP
filed 2009-11-23
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25211 Grogan’s Mill Road Suite 465	77380
The Woodlands, Texas	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code  (281) 364-7590

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 16, 2009
Common Stock, $0.001 Par Value	30,859,594 Shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	Balance Sheets as of September 30, 2009 and December 31, 2008	F-1

	Unaudited Consolidated Condensed Statements of Operations	F-2
	for the three months and nine months ended September 30, 2009 and 2008

	Unaudited Consolidated Condensed Statements of Cash Flow	F-3
	for the nine-month period ended September 30, 2009 and 2008

	Unaudited Consolidated Statement of Stockholders' Equity	F-4
	for the nine months ended September 30, 2009

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-10

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	3

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	4

ITEM 4	Controls and Procedures	4

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	6

ITEM 1A	Risk Factors	6
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

ITEM 3	Defaults Upon Senior Securities	6

ITEM 4	Submission of Matters to a Vote of Security Holders	6

ITEM 5	Other Information	6

ITEM 6	Exhibits

	SIGNATURES	7

BIOFUELS POWER CORPORATION CONSOLIDATED BALANCE SHEET September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$24,794	$9,691
Accounts receivable	272,000
Prepaid expenses	5,660	5,660
Inventory	99,291	99,291

Total Current Assets	401,745	114,642

Property and equipment, net	4,474,189	5,181,527

Total Assets	$4,875,934	$5,296,169

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	888,941	696,503
Deposits	25,000	-
Notes payable, unsecured	30,065
Notes payable, secured	2,787,000	1,295,000
Interest payable	394,508	75,647

Total Current Liabilities	4,125,514	2,067,150

Long Term Debt
Notes payable, unsecured	191,250	191,250
Derivative Liability	8,862	8,862

Total Liabilities	4,325,626	2,267,262

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,859,594 and 30,839,594 shares issued and outstanding,
respectively	30,848	30,828
Additional paid in capital	12,435,101	12,415,122
Minority interest	133,125	218,504
Accumulated deficit	(12,048,767)	(9,635,547)

Total Stockholders Equity	550,308	3,028,907

	$4,875,934	$5,296,169

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue
Sales	$-	$79,831	$-	$425,767

Cost of sales		784,206	-	2,202,527

Gross profit (deficit)		(704,375)	-	(1,776,760)

Selling, general and administrative expenses	629,616	861,951	1,917,431	3,008,429

Operating loss	(629,616)	(1,566,326)	(1,917,431)	(4,785,189)

Other Income:
Other income, net		4,605		38,492
Unrealized loss on marketable securities		(38,189)		(58,504)
Realized loss on sale of marketable securities				(2,753)
Change in derivative liability		(835,966)		(835,966)
Gain (loss) on disposition of fixed assets	(386,549)		(249,035)
Interest expense	(126,973)	(32,345)	(332,134)	(58,041)

Total other income (loss), net	(513,522)	(901,895)	(581,169)	(916,772)

Net Loss before minority interest	(1,143,138)	(2,468,221)	(2,498,600)	(5,701,961)

Minority interest	61,891	-	85,379	88,192

Net income (loss)	$(1,081,247)	$(2,468,221)	$(2,413,221)	$(5,613,769)

Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.08)	$(0.18)

Weighted average common shares outstanding -
basic and diluted	30,848,604	30,824,041	30,848,604	30,772,841

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,413,221)	$(5,613,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,044,735	1,064,197
Expenses related to issuance of common stock for limited partnership		12,501
Stock issued for services	-	83,296
Change in derivative liability		835,966
Realized loss on sales of marketable securities	-	2,753
Unrealized loss on marketable securities		58,504
Loss on abandonment of leasehold inmprovements	390,949
Minority interest	(85,379)	(88,192)
Amortization of deferred compensation	-	595,000
Changes in operating assets and liabilities:
Accounts receivable	(272,000)	(60,772)
Tax rebate rerceivable		29,450
Prepaid expenses		(5,660)
Inventory	-	315,311
Accounts payable	192,438	441,698
Deposit	25,000
Accrued interest payable	318,508
Accrued expenses and other, net	9,934	(33,278)

Net Cash used in operating activities	(789,036)	(2,362,995)

Cash flow from investing activities:
Purchase of property and equipment	(1,343,977)	(662,411)
Proceed from sale of fixed assets	618,880
Proceed from liquidation of restricted certificate of deposit	-	902,149
Purchase of marketable securities		(806,597)
Proceeds from sale of marketable securities		200,000
Purchase of certificate of deposit	(12,829)	(12,326)

Net cash provided by (used in) investing activities	(737,926)	(379,185)

Cash flows from financing activities:
Cash overdraft		22,869
Net proceeds from sale of common stock	20,000	190,003
Net proceeds from notes	1,622,065	1,440,000
Retirement of notes	(100,000)	-

Net cash provided by financing activities	1,542,065	1,652,872

Net increase (decrease) in cash and cash equivalents	15,103	(1,089,308)

Cash and cash equivalents, beginning of period	9,691	1,089,308

Cash and cash equivalents, end of period	$24,794	$-

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2009

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at December 31, 2008	30,839,594	$30,828	$12,415,122	$218,504	$(9,635,547)	$3,028,907

Issuance of common
stock for cash	20,000	20	19,980			20,000

Net loss	-	-	-	(85,379)	(2,413,221)	(2,498,600)

Balance at
September 30, 2009	30,859,594	$30,848	$12,435,102	$133,125	$(12,048,767)	$550,308

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company plans to move its existing reciprocating generators and turbine generators to the newly acquired facility as soon as feasible.  The affect of the relocation would be the abandonment of existing leasehold improvements and other assets having a cost in excess of $1,500,000 as of March 31, 2009.  There would be a charge against net income at the time of the relocation.  As of this report, the assets at the Company’s turbine generating facility have been moved to the new site in Harris County resulting in a charge against income of $390,949.00 for the abandonment of leasehold improvements.

Negotiations for the termination of the remaining lease have been undertaken and the effects of those negotiations are unknown.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the nine months ended September 30, 2009 and September 30, 2008, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.  Going Concern

During the nine months ended September 30, 2009, the Company has experienced negative financial results as follows:

2009
Accumulated deficit at December 31, 2008	$(9,635,547)
Net loss for nine months ended September 30, 2009	$(2,413,221)
Accumulated deficit at September 30, 2009	$(12,048,767)
Negative cash flows used in operating activities	$(789,036)
Accounts Payable over 90 days	89.18%

Management has developed specific current and long-term plans to address its viability as a going concern as follows:


The Company is attempting to raise funds through debt and/or equity offerings.  If successful, these additional funds will be used to provide working capital. The Company has entered into a Securities Purchase Agreement that provides working capital and the capital to purchase the H.O. Clarke property in Harris County, Texas (hereinafter described as Houston Clean Energy Park).  The Company also entered into a Subordination Agreement dated September 11, 2009 that provides for an additional $175,000 of working capital.  Other efforts are on going to raise funds through debt and/or equity offerings.

	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

	The Company has retained Elm Capital to assist the Company in its efforts to raise capital for its business development.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

	Raise additional debt or equity financing.
	The ability of the Company to control costs and increase revenues.
	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.  Property and Equipment

Property and equipment consisted of the following at September 30, 2009:
2009
Power generating equipment	$5,612,177
Buildings and improvements	650,153
Machinery and equipment	168,004
Capitalized Cost - Humble	20,038
Houston Clean Energy Park	931,170
7,381,542
Less accumulated depreciation	(2,907,353)
Total property and equipment, net	$4,474,189

Depreciation expense for the nine months ended September 30, 2009 was $1,044,735 which was included in Selling, General and Administrative expenses.  For the nine months ended September 30, 2008, depreciation expense was $1,064,197 of which $991,531 is included in cost of sales.

4.  Notes Payable

As of September 30, 2009, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes.  Subsequently this agreement was replaced by a similar agreement dated March 10, 2009 in the aggregate amount of up to $2,555,000 bearing interest at 18% per annum, payable on or before March 10, 2010.  As of September 30, 2009, the Company has received $2,555,000.  As of September 30, 2009, all interest due under the agreement was accrued and reported as interest payable.

The Company entered into a Subordination Agreement with accredited investors and the holders of the Company’s Senior Notes in the aggregate amount of up to $175,000 bearing interest at 18% per annum, payable the date that the Senior Obligations are fully paid.  As of September 30, 2009, the Company has received $175,000.

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of September 30, 2009.

5.  Stockholders’ Equity

During the nine months ended September 30, 2009, the company issued 20,000 shares of its common stock for cash.  These shares were valued at $1.00 per share which was the fair market value of the common stock on the date of grant based upon the cash price received for the common stock in a private placement offering.

6.  Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$641,677	$147,249	$482,355	$12,073
Generating facility leases	12,000	12,000	-0-	-0-
Total	$653,677	$159,249	$482,355	$12,073

The table above reflects the amended and restated lease with Robinson Road, LLC.   The Company is currently negotiating with the land owner and anticipates terminating its lease and moving its equipment to the Houston Clean Energy Park.

Other Contingencies

The Company has 5 items that are being evaluated as to the appropriateness of being included in accounts payable.  If all 5 items are deemed to be valid liabilities, the accounts payable would be increased by $465,256.63.

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

An affiliate of the Company has been included in a lawsuit along with five other defendants claiming damages of $60,085.54 for breach of a commission agreement.  The Company is not a party to the commission agreement and there are no claims specifically raised against the Company.

7.  Related Party Transactions

From August 28, 2008 through September 30, 2009, thirteen (13) shareholders of the Company have participated in loans to the Company totaling $2,555,000 under a Securities Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.  Additionally, these same shareholders entered into the Subordination Agreement described above date September 11, 2009

During 2009, the Company’s former Chief Executive Officer advanced the Company $30,065 in the form of a note payable.  The note payable is outstanding at September 30, 2009.

8.  Subsequent Events

Following the acquisition of the Houston Clean Energy Park site, the Company has begun dismantling and moving the Tamina Power Plant equipment to Clarke.  This equipment will be reconnected into the Centerpoint distribution grid as part of the Company’s proposed 50MW expansion at this new site.  As of the date of this report, the Company has moved all of the equipment located in Tamina.

As of the date of this report, the Company has concluded its agreement with BTU Solutions LLC for the relocation of equipment and site work to be performed by BTU Solutions LLC as part of the agreement selling BTU Solutions LLC 25 acres of the Houston Clean Energy Park.  The result of the completion of the agreement will be an increase in the capitalized cost of the Houston Clean Energy Park and a reduction of accounts receivable in the amount of $272,000.

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

As of September 30, 2009, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

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

Financial condition, liquidity and capital resources

At September 30, 2009, we had $4,875,934 in total assets and $4,325,626 in total liabilities, resulting in a stockholders’ equity of $550,308. Our net working capital deficit at September 30, 2009 was ($3,723,769), which is a decrease in working capital since December, 31, 2008 of ($1,771,261).

During the nine months ended September 30, 2009, we incurred a net loss of ($2,413,221), which included $1,044,735 in non-cash depreciation expense. For the nine months ended September 30, 2009, we incurred a net loss of ($5,613,769), which included $690,797 in non-cash expenses relating to equity issuance and compensation transactions and $1,064,197 in non-cash depreciation expense.

During the nine month period ended September 30, 2009, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during 2009; and 2. dispute with landlord described in litigation section above impeded the ability to operate existing facilities; and 3. the need to move and relocate certain operating assets; and 4. the effort to finalize the acquisition of the Houston Clean Energy Park property.  All of these factors caused management to focus on the future expansion of the Houston Clean Energy Park property and not on current operations.

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

Plan of Operation

During the nine months ending September 30, 2009, we incurred $1,917,431 in selling, general and administrative expenses for a net loss of ($2,413,221).  There was no operating income for this period as we completed the purchase of the H.O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.  On April 22, 2009, the Company entered into an agreement with BTU Solutions, LLC to sell 25 acres of the H.O. Clarke site for $560,000 resulting in a gain on the sale of $136,005.

The Houston Clean Energy Park (H.O. Clarke property) is adjacent to a 500 MW switchyard operated by CenterPoint Energy and has ready access to the Texas ERCOT grid.  This decommissioned power plant was originally operated by Houston Lighting and Power with a total of 268 MW of gas fired steam generation until the 1980s.  An additional 78 MW of gas fired turbines were added to the distribution system as peaking units and were last used in 2004.  These peaking units have been removed from the site but the interconnection equipment remains.  We plan to evaluate the steam turbines for reuse and scrap the equipment that has no future utility.  We do not have sufficient financial resources to restore operation to this power plant and there can be no assurance that suitable financing will be available when needed.  If we are not able to attract adequate financing, we may have to delay or abandon plans for all or part of the recommissioning of this site.

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

·	We do not have a comprehensive set of policies and procedures, related to corporate governance, accounting, human resources, and other significant matters.

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

An affiliate of the Company, along with four other plaintiffs filed a lawsuit against the landlords of the Tamina power plant site seeking injunctive relief and claiming breach of contract and other damages.  Subsequently, the defendants appealed and filed counter-claims against the plaintiffs.  On July 21, 2009, the Company dismissed its lawsuit against the landlords and began to move its power plant assets to the H.O. Clarke site.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.2	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-13(a)
	32.1	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.3	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Alan Schaffner
Alan Schaffner, Managing Director
Dated: November 20, 2009

/s/ Richard J. DeGarmo
Richard J. DeGarmo, Managing Director
Dated: November 20, 2009

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: November 20, 2009