Form 10-K
period 2009-12-31
BIOFUELS POWER CORP
filed 2010-04-15
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (281) 364-9500

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

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ___	No X

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2010
Common Stock, $0.001 Par Value	31,442,760 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	54

	Signatures	55

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 “Forward-looking” statements have been included throughout this report on Form 10-K. These statements arise most frequently in connection with our attempt to predict future events. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled “Risk Factors,” as well as any cautionary language in this report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in this Report on Form 10-K could have an adverse effect on our business or financial condition. You should also be aware that the “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

·	Our early stage of development, our brief operating history and our rapidly evolving business plan which make our prospects difficult to evaluate;

·
Our need to raise substantial capital to finance our planned expansion, our history of significant operating losses and our inability to provide any assurances that our planned operations will be profitable;

·
Our history of significant related party transactions with former affiliates that may give rise to conflicts of interest, result in significant losses to our company or otherwise impair investor confidence;

·	Our reliance on part-time executive officers who are engaged in other activities and will face conflicts of interest in allocating their time among various interests;

·	Our need to obtain a premium price for green electricity, successfully execute our growth strategy in a rapidly evolving market and develop ancillary sources of revenue;

·
Our exposure to substantial volatility in the market prices for agricultural commodities used as biodiesel feedstock and our inability to fully hedge against commodity price changes which may cause our results of operations to fluctuate;

·	Our exposure to a variety of risks associated with the construction, permitting and operation of biodiesel fueled electric power generating facilities;

·	Our dependence on tax incentives, governmental subsidies and environmental policies and the risk that incentives that presently favor the use of biodiesel for power generation may change

·	Our inability to rely on pricing as a principal competitive advantage and our need to focus our marketing efforts primarily on environmental benefits;

·	Our ability to satisfy our future capital requirements and react to business opportunities;

·	The absence of a public market for our common stock and the time, effort and expense associated with any effort to develop and active, stable and sustained trading market; and

·	Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

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

The exchange of TBF-II units for shares of our common stock has not changed the structure of TBF-II or adversely impacted the rights of its limited partners. However, as the beneficial owner of 87.1% of the limited partner interests, we have voting control over the partnership and are entitled to receive the same distributions the original limited partners would have received. Under the applicable agreements, the holders of the TBF-II units that we do not own are entitled to receive 12.9% of any federal tax credits generated by our turbine power facility until they receive cumulative distributions of $900,000. Thereafter, they will be entitled to receive 1.9% of any federal tax credits generated by our turbine power facility until we exercise the buy-out rights specified in the partnership agreement. Our consolidated financial statements reflect the rights of the TBF-II limited partners as a minority interest. In light of our current ownership of 87.1% of the limited partnership interests, we do not expect the minority interests to have a material impact on our future net income.

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiary Alternative Energy Consultants, LLC. Our executive office is located at 25211 Grogan’s Mill Road, Suite 465, The Woodlands, Texas 77380. Our telephone number is 281-364-7590.

Introduction: The delivery of useful energy to industrial, commercial and residential buildings in the United States has evolved over many decades into a complex  system:

·	Electricity for lighting, refrigeration, communications and electrical equipment comes from centralized power plants that serve users; and

·	On-site heating systems that typically use oil or natural gas to fuel boilers and furnaces generally provide space heating, hot water and industrial process heat.

This dual-pronged energy delivery system has persisted despite a general recognition that the cogeneration of electricity and heat, a practice known as “combined heat and power,” or “CHP,” can be significantly more energy efficient. With the exception of large-scale industrial applications like oil refining and petrochemical and paper manufacturing, CHP has not attained general acceptance. Even with technical improvements, the electric power industry discharges roughly twice the energy in the form of heat than it delivers to users in the form of electricity. While on-site heating systems usually have better thermal efficiency than centralized power plants, they too suffer from significant heat loss. These inefficiencies in centralized power plants and on-site heating systems are a major contributor to rising atmospheric CO2 levels. We believe political and economic pressures may favor the use of alternative energy technologies.

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

We began producing electricity and selling power into the ERCOT grid in 2007. We began producing electricity and selling power into the Entergy grid in the first quarter of 2008. Accordingly our revenues to date from power sales were limited. We are not engaged in the business of manufacturing biodiesel and we only refine, blend and reprocess biofuels for use in our generating facilities. We believe our refining, blending and reprocessing equipment is sufficient for our current and anticipated needs.  We have ceased power sales while we move the required equipment to the H.O. Clarke site.  This site may require additional fuel storage and piping equipment depending on future re-development.

Biodiesel is a diesel fuel substitute that is made from renewable raw materials such as plant oils and animal fats and has almost the same energy density as petroleum-based diesel. Renewable diesel is a broader class of diesel fuel substitutes that are derived from  renewable plant and animal sources, including certain byproducts that remain after agricultural products are processed into foods, cosmetics and other products. In this annual report on Form 10-K, we use the term “off-spec” to describe biodiesel that is made from fats and oils that solidify at cooler temperatures and is not suitable for transportation applications, and renewable diesel that satisfies the technical requirements of various Federal and State programs that encourage the production and use of renewable fuels.

The process that transforms raw plant oils and animal fats into biodiesel is called transesterification. The reaction is accomplished through a relatively simple process of mixing lye and methanol with raw plant oil or animal fat; separating the resulting biodiesel  and glycerin  using conventional gravity separation; and removing any free methanol and water by passing the finished biodiesel through a high-temperature evaporator.Since the carbon dioxide released when biodiesel is burned was removed from the air during production of the feedstock, biodiesel is a “carbon neutral” fuel that does not contribute to the accumulation of atmospheric CO2. Biodiesel also emits fewer ancillary pollutants such as unburned hydrocarbons, sulfates, carbon monoxide and soot than fossil fuels. Biodiesel is the only alternative fuel that complies with the health effects testing requirements of the 1990 Clean Air Act Amendments.  It is also is the only alternative fuel that runs in any conventional, unmodified diesel engine. Other benefits of biodiesel include:

·	Reduced fire risk because the flash point of biodiesel is higher than petroleum-based diesel;

·	Reduced environmental risk because biodiesel is non-toxic and biodegradable;

·	Reduced reliance on limited natural resources like coal, oil and natural gas;

·	Reduced competition for uncertain imported energy supplies; and

·	Significant long-term benefits for agriculture and the domestic economy.

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

We believe the use of biodiesel and renewable diesel in IES facilities can increase air quality in the HGB and provide needed additional generating capacity without adversely impacting the petrochemical and other industries that are the economic lifeblood of the region. We also believe the collateral benefits of our strategy to use biodiesel and renewable diesel in distributed IES facilities, as compared with centralized generating plants, include:

·	Rapid response to changing demand requirements at a low cost per megawatt (“MW”) of installed capacity;

·	Reduced demand for generation, transmission and distribution upgrades in congested electric service areas and rapidly growing markets;

·	Increased grid stability from IES facilities located in close proximity to end-users;

·	Reduced reliance on fossil fuels for heating and cooling and lower toxic emissions than coal or petroleum fueled generators;

·
Relative insensitivity to fuel prices due to high overall efficiencies achieved at IES facilities, including the use of waste heat to operate absorption type air conditioning systems (displacing electric-powered refrigeration during periods of peak summer demand); and

·	First mover advantages from producing green electricity in the 4th largest metropolitan area in the country.

Operations: Our current operations are conducted at four sites in the HGB surrounding Houston, Texas. All of our facilities are located within 35 miles of downtown Houston.

At the date of this annual report on Form 10-K, we have:

·
Leased a 1/2-acre industrial site; built a 3,000 square foot building and control room; and installed a biodiesel fueled generating plant that operated until late 2008.  This project was decommissioned in early 2009, equipment to be used at the H.O. Clarke site has been moved and equipment that will not be used has been sold.  Negotiations are ongoing to terminate the lease and sell or remove the remaining equipment.

·
Leased a 1.5 acre industrial site in an unincorporated area of Conroe, Texas; built a 2,200 square foot building and control room; and installed a GE Frame 5 Turbine generator with a rated capacity of just under 10 MW.  This project was decommissioned in early 2009 and equipment was moved to the H.O. Clarke site.  Certain improvements and fixtures were abandoned and these amounts have been written off from our asset list.  The lease has been terminated effective May 1, 2009.

·
Leased a 6 acre industrial site in an unincorporated area adjacent to Humble Texas that may use a boiler system in conjunction with a Westinghouse steam turbine to generate electricity and capture carbon dioxide from the exhaust stream.  This type of project is called Carbon Capture Sequestration (CCS) and could potentially qualify as a US Dept. of Energy pilot project funding as a research project. A grant application for this project did not achieve funding so this project is on hold.

Purchased a 79 acre industrial site in Houston, Texas which was the location of the decommissioned H. O. Clarke Power Plant formerly owned by Houston Light and Power.  The decommissioned generating plant generated up to 288 MW from gas fired steam turbines from the 1940’s to the late 1990’s when the industry was deregulated.  At that time, Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission and distribution assets including the 12 kV and 138 kV substations adjacent to the site.  Texas Genco installed six GE Frame 5 gas-fired combustion turbines providing over 80 MW as peaker units into the Centerpoint distribution 12 kV system.  These combustion turbines were decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We relocated the Company’s GE Frame 5 turbine from the Conroe site and plan to install it at this location to generate peaking  power using liquid biofuels.  In addition, we plan to acquire an additional gas turbine capable of generating up to 25 MW using liquid biofuel.  We plan to install a heat recovery steam generator (HRSG) acquired [when?] that will capture turbine exhaust heat and produce up to 15 MW of additional power through steam generation.  The combination of these units could provide up to 50 MW of peaker power into the Centerpoint distribution system already in place.  Future plans include installing larger units into the main transmission system that could bring renewable power directly to a major metropolitan area.  Significant additional funds are required to implement these plans and there is no assurance that we will be successful in raising the necessary capital to proceed.

Our planned H.O. Clarke power plant can be configured to use off-spec biodiesel, renewable diesel natural gas and other petroleum products to generate electricity and waste heat for steam generation. We believe the ability to burn a variety of fuels and adjust our fuel mix in response to market conditions will enhance our ability to access  fuel supplies from a variety of sources, minimize production costs and maximize gross income from IES activities.

In January 2008, we began commenced operations at our Montgomery County power plant , which was connected to Entergy’s grid.  This facility was the first biofuel-fired power plant in the United States to deliver electricity into an inter-connected transmission network. We operated both the Oak Ridge North and Montgomery County facilities as “peaking plants,” which means  they were dispatched during periods of peak demand when prices for electricity were  higher and idled during low-demand periods when electricity prices were lower.  In light of damage to the ERCOT and Entergy transmission networks resulting from Hurricane Ike, high biodiesel and renewable diesel supply costs, lower power prices and ongoing negotiations to acquire the 79 acre industrial site in Houston, we elected to suspend operations at both Oak Ridge North and Montgomery County facilities.  Subsequently, we moved equipment from the Montgomergy County facility to the new 79 acre industrial site.  For these reasons, we have no revenue from power sales during 2009 and we operated in a cash conservation mode while we attempted to raise expansion capital.  There is no assurance that sufficient capital can be raised to continue company operations.

Biodiesel Supply and Production: Biodiesel can be manufactured from almost any plant oil or animal fat. However, the physical characteristics of the resulting fuel depend in large part on the physical characteristics of the original feedstock. Plant oils like soy and cottonseed that remain liquid over a wide temperature range are converted into biodiesel that remains liquid over a wide temperature range and are suitable for making transportation fuels. Animal fats and plant oils that solidify at warmer temperatures produce biodiesel that solidifies at warmer temperatures. As a result, biodiesel made from these types of oils is generally not desirable for use in automobiles, trucks and other transportation applications where the fuel will be exposed to cooler weather conditions.

Biodiesel and renewable diesel are classified as renewable fuels that are eligible for refundable federal credits of $1.00 per gallon for fuels manufactured from new plant oils, fats and other virgin agricultural products and $0.50 per gallon for fuels produced from non-virgin oil and fats. For fuels used in transportation, the credit is claimed as an offset against the federal excise tax for motor fuels. For fuels used in IES and other off-road applications, the credit is paid directly by the federal government. Our business plan depends on the continued availability of tax incentives and other governmental subsidies. If the subsidy regime is modified in a way that significantly curtails the amount of available subsidies, the negative impact on our company could be substantial.  Federal subsidies for all biofuels credits expired at the end of 2009 and there’s no assurance that the Congress will renew them going forward.

Biodiesel requires approximately eight pounds of feedstock for each gallon of finished fuel. It also requires ancillary raw materials (principally methanol and lye). At current feedstock prices, biodiesel can be more expensive than petroleum-based diesel. While various credits and agricultural support payments improve the economics of biodiesel production, it is difficult to profitably produce biodiesel at current feedstock prices.

IES is a stationary activity, meaning that IES facilities are built in a fixed location with the intention of operating from that location for years. In a fixed location, it is a simple matter to use exhaust gases to heat storage tanks and fuel lines. Since we have the ability to heat our fuel systems and fuel costs are the most expensive component of our overall operating costs, we plan to use biodiesel made from less desirable feedstock supplies like beef tallow, pork tallow, chicken fat and palm oil whenever possible. We believe our ability to use biodiesel made from feedstock sources that are not suitable for transportation fuel will help us to control our fuel costs and maximize our gross margin from power generating activities.

We intend to purchase off-spec biodiesel and renewable diesel in the open market. Since there are numerous producers of biodiesel that offering off-spec biodiesel into the transportation market and a wide variety of industrial processors of plant oils and animal fats that generate byproduct streams that qualify as renewable diesel, we believe that competition exists among potential suppliers. We do not anticipate difficulties in obtaining adequate fuel supplies in the future. Nevertheless, our experience in the off-spec biodiesel and renewable diesel markets is limited and we have not entered into long-term contracts with any suppliers. Accordingly, we cannot provide any assurance that sufficient quantities of off-spec biodiesel and renewable diesel will be available at attractive prices and in quantities sufficient to serve our future needs.

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

Within the ERCOT system, there are numerous power generating companies (“PGCs”) that own facilities for the generation of electricity; certified retail electric providers (“REPs”) that sell electricity to end-users; and registered power marketers (“RPMs”) that act as wholesale intermediaries between the PGCs and REPs.  Under Texas law, only RPMs and REPs can purchase electricity from PGCs and sell to retail end-users. REPs are not allowed to own generating facilities, so all retail electricity is purchased in the competitive ERCOT wholesale marketplace. Most electric power in ERCOT is sold under bilateral contracts, but long-term contracts of two years or more are very rare. Much of the electricity generated is sold in very short-term contracts and roughly 5% is sold in a daily “balancing market” based on bids submitted the previous evening. Most wholesale electric prices are indexed in some way to natural gas prices. For all but the periods of very low system load, gas-fired generating units (which constitute 72% of the generating capacity in ERCOT) are the marginal supply of electricity and are dispatched on their relative efficiency of converting natural gas to electricity. As a consequence, ERCOT wholesale prices closely track the price of natural gas in Texas, even for generators not fueled by gas. Municipal utilities, state power authorities and electrical cooperatives are not required to participate in the competitive retail electric market, although some of these do purchase power in the competitive wholesale market.

As a PGC in the ERCOT system, we have the option of selling our electricity:

·	under a short-term contract with an end-user;

·	under a long-term contract with an end-user;

·	to an RPM or REP for the balancing energy price that is established every 15 minutes;

·	to an RPM or REP for the day-ahead price that is established on a daily basis;

We can also pre-sell all or part of our electricity in the ERCOT futures market.

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2009.  Should we be successful in restoring power generation at the new site, we hope to derive additional operating revenue and credits from a variety of sources including:

·
Federal Excise Tax Rebate (FETR) Biodiesel and renewable diesel produced from virgin oils and fats and used as a fuel are entitled to a $1.00 per gallon rebate ($0.50 for non virgin oils and fats) from the Federal Government in the form of an Excise Tax Rebate.  IRS Form 720 is a quarterly report that allows registered blenders to request the rebate.  Alternative diesel fuel produced from renewable feedstocks (but not classified as biodiesel) entitled to a $0.50 per gallon rebate.  As of the date of this filing, these rebates have not been extended by the Federal government.  There is no assurance that these rebates will be extended and, if extended, there is no assurance that the extension will continue beyond December 31, 2010.

·
Green Electricity Premium (GEP) Electricity produced from biodiesel is classified as “green” electricity because the carbon dioxide released when biodiesel is burned was removed from the air during production of the feedstock. While we have not done so to date, we believe we may be able to obtain higher prices from end-users that are willing to pay a premium for the goodwill associated with environmentally conscious energy policies.

·
Heating and Air Conditioning Services (HACS) Waste heat produced by our generating plants is currently vented to the atmosphere and lost. Nevertheless, we believe our waste heat has substantial economic value to commercial and industrial concerns that operate in close proximity to our plants and can use it  to satisfy their heating and air conditioning requirements. We plan to purchase and install a combination of heat collection and adsorption cooling equipment on each of our generating plants and to sell HACS to customers in the immediate vicinity of our plants. We believe the potential value of our planned HACS may equal or exceed the initial value of our power generation revenue.

·
Renewable Energy Credits (REC) RECs have been mandated as part of Texas’ deregulation of the electric utility industry. Generating facilities are granted RECs in direct proportion to the MWh of renewable energy produced from sources such as hydro, wind, solar, biogas and renewable fuels. In turn, all retail electric providers in Texas are required to hold RECs based on the level of their annual retail sales in the state. RECs trade separately from the produced electricity and have an independent value determined by market forces. Since 2003, RECs in Texas generally have traded lower over time as more and more wind assets create a softening of demand and concomitant reduction in REC value.

·
Emission Reduction Credits (ERC) The HGB Mass Emission Cap & Trade program was adopted in December 2000. The program is managed by the TCEQ and establishes emission caps for the HGB. The emissions covered by the program include NOx; volatile organic compounds; carbon monoxide; SOx; and particulates. Since biodiesel, or biodiesel combined with additives or catalytic converters, can reduce emissions in each of the covered emissions classes and all of our current and planned operations will be conducted within the HGB, we may be able to generate saleable emission reduction credits.

·
Greenhouse Gas Credits (GGC) Large quantities of CO2, a “greenhouse gas” that is widely believed to be a principal cause of global warming, are produced whenever hydrocarbons are used for fuel. At present, there are no Federal, State or local regulations that restrict the production of CO2 or other greenhouse gases though voluntary programs have emerged in the US. Nevertheless, increased awareness of global warming and other problems associated with greenhouse gas emissions is driving efforts throughout the industrialized world to regulate and restrict future CO2 emissions. If CO2 emission standards are adopted, biodiesel may become a preferred fuel because it is carbon neutral. It is presently impossible to predict whether CO2 reduction initiatives will be adopted in the State of Texas, when such initiatives might be adopted or the potential value of any future carbon reduction credits that may be available to us.

There is no assurance that our plans to augment any future  revenue from electricity sales with the incentives described above will be successful. Even if we realize substantial ancillary revenues from these sources and others, there are no assurances that our revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly increase our operating revenue or significantly reduce our fuel costs, our business will fail.

Sales and Marketing:

Since we have not sold green electricity under long term contracts, we cannot specifically identify the principal potential markets or likely customers for green electricity. However, we believe that green electricity will be attractive to industrial users that need to reduce their overall air pollution profile, environmentally conscious consumers that want to make a tangible contribution to air quality, and retail stores, restaurants and other commercial establishments that want to project an environmentally conscious image to the general public.

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

Competition: In the electric power markets, we compete with all major utilities that provide power to the ERCOT grid, and a variety of small power producers including CHP facilities, wind farms and solar power installations. While we operated our Oak Ridge North and Montgomery County facilities as peak load plants, we were not able to secure bilateral contracts for sale of our electricity. Until we are able to sell green electricity under long-term contracts, we will be forced to operate in a largely non-competitive market segment consisting of small electricity generators who can either produce electricity and sell it for the prevailing price or refrain from producing and selling electricity. If, as and when we are able to market green electricity to end-users, our principal method of competition will be to emphasize the environmental benefits of our electricity as compared with electricity produced from coal fired plants and other sources.

Most of our competitors have greater financial resources and lower fuel costs than we do; are able to produce electricity for a lower cost per MWh than we can; and are better able to withstand periods of low electricity prices without suffering negative cash flows from power generating activities. In the markets for green and renewable electricity, we will compete primarily with wind farms and solar power installations, which offer the same renewable and clean power advantages that we do while incurring significantly lower operating costs..

Regulatory Compliance: All phases of designing, constructing and operating biodiesel powered facilities for the generation of electricity are subject to environmental regulation by various federal and state government agencies, including, but not limited to, the EPA, the Texas Commission on Environmental Quality (“TCEQ”) and other agencies in each jurisdiction where our existing and proposed facilities are located. Environmental laws and regulations relating to exhaust emissions, air and water quality and the discharge of pollutants in general are extensive and have become progressively more stringent. Since biofuels are non-toxic and biodegradable, and emissions from the combustion of biofuels can be  lower than emissions from the combustion of other liquid fuels, we may have lesser costs to ensure compliance with applicable environmental laws and regulations than petroleum-fueled projects. Nevertheless, applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be adversely affected.

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

Employees: We have four employees at the date of this annual report on Form 10-K including a three-member management and business development team and one administrative employee. We also use part-time independent contractors to perform a variety of specialized services. We are not subject to any collective bargaining agreements.  For construction of facilities, the company plans to use outside construction firms and subcontract labor to supplement our workforce.

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

From inception through mid-2006, we engaged in an unsuccessful effort to negotiate military procurement contracts for an explosion preventing aluminum mesh fuel tank filler. In December 2006, we changed our name to Biofuels Power Corporation, raised approximately $1.5 million in new capital and assumed operational and legal responsibility for two partnerships that were organized by Texoga during 2006. This change in focus required us to establish purchasing and power distribution capabilities that we did not need in earlier periods. It has also significantly increased the amount of capital required for fuel inventories and increased our exposure to upstream commodity price and downstream power price fluctuations. We have no material operating history that you can rely on in connection with an investment decision. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to commodity and power price fluctuations and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing novel business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

·	Raise substantial capital to finance our planned expansion, together with the losses we expect to incur as we begin a period of rapid growth;

·	Install our planned HACS facilities and design and build new IES facilities while maintaining effective control over the cost of new facilities;

·	Reduce the risk of commodity price swings and optimize the value of the GEP and HACS we produce through price hedging, forward contracts and similar activities;

·	Develop, implement and maintain financial and management control systems and processes to control the cost of our power generating activities;

·	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

·	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

·	Attract, retain and motivate qualified personnel; and

·	Manage each of the other risks identified in this annual report on Form 10-K.

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

We have engaged in significant related party transactions with Texoga, a former affiliate of our company. The principal related party transactions during 2008 include participation under a rent sharing arrangement for the office space that both companies use as their principal executive office. While we are not controlled by or under common control with Texoga, the commonality of ownership between both companies is declining; and all related party transactions must be approved by the disinterested members of our board of directors; related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely effect our business and our stock price.

All our officers are part-time employees who are engaged in other activities and will face conflicts of interest in allocating their time among their various interests.

Our CFO, Robert Wilson and our director Richard DeGarmo are both actively engaged in other business activities. While our officers or directors aren't engaged in activities that are competitive with our business, they will both face conflicts of interest in allocating their time among their various interests. To the extent that material conflicts of interest arise, those conflicts may have a material adverse impact on our business or stock price. We plan to hire a full-time CEO and a full time CFO, but can offer no assurance respecting the availability of suitably experienced executive officers, the amount of time required to complete our planned executive search, or the terms of any future employment agreement a newly hired executive officer will require.

Over the long-term, we must obtain a premium price for our green electricity or our business will fail.

If our net fuel costs after available tax rebates exceed our revenue from electricity sales we will lose money. Over the long term, we will not be able to profitably use biodiesel as fuel to generate power unless we are able to obtain a premium price for “green electricity.” We believe a variety of industrial, commercial and individual end-users will be willing to pay a significant premium for a reliable source of green electricity, but we have no end-user contracts at the date of this annual report on Form 10-K and will not be able to negotiate such contracts until we establish our reliability as a power producer. There is no assurance that our plans to augment any future revenue from electricity sales with ancillary revenue from GEPs, HACS, RECs, ERCs and GGCs will be successful. Even if we realize substantial ancillary revenues from these sources and others, there are no assurances that our future revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly generate operating revenue or significantly reduce our fuel costs, our business will fail.

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

The operation and maintenance of IES facilities involves many risks, including start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. Our original facilities in Oak Ridge North and Montgomery County were built with used equipment. Even if our equipment is maintained in accordance with good engineering practices, it may require significant expenditures to maintain adequate levels of efficiency and reliability. The risk of increased maintenance and capital expenditures is exacerbated by our current practice of running only during peak demand periods to maximize our revenues. Our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, our company could be subject to additional costs and/or the write-off of its investment in the project or improvement.

We expect to incur substantial losses in the future as we expand our operations, build new facilities and develop new markets for our green electricity.

We commenced generating activities at our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced generating activities at our 10 MW Montgomery County facility in January 2008. We have incurred substantial losses as we suspended these operations and moved equipment to a new site. When and if we restore power operations, we believe our losses will be highest during winter months of the year when electricity prices are at their lowest. Even during the summer months, however, we do not expect our operations to be profitable unless we are able to negotiate a substantial power contract or develop substantial ancillary revenue from other sources.

 Accordingly, we expect to generate recurring losses until we can establish our reliability as a power producer and negotiate end-user contracts that provide premium prices for green electricity. Moreover:

·	we will incur substantial additional costs for procurement, marketing and administrative overhead as we retain new management and hire suitable operating personnel;

·
we will incur substantial additional depreciation and amortization costs associated with new facilities and those costs may be significantly greater than the per unit costs we have incurred to date; and

·	our activities as an active power producer will expose our company to commodity price risks on both the fuel we use and the electricity we generate.

In combination, the foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent our company from achieving profitability for an extended period of time. We expect to rely on equity financing to fund our operating losses and other cash requirements until we are able to negotiate a power contracts and develop ancillary sources of revenue. If our net losses continue, we will experience negative cash flow, which will hamper current operations and prevent our company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

The market prices for feedstock are highly volatile and subject to increasing pressure from alternative fuel producers, which may cause our results of operations to fluctuate.

The principal raw materials used in biofuels are commodities that are subject to substantial price variations due to factors beyond our control. Commodity prices are determined from minute to minute based on supply and demand and can be highly volatile. As more producers enter the biofuels business, competition for available feedstock supplies is expected to increase. There can be no assurances that any hedging activities will effectively insulate us from future commodity price volatility or that the value of the feedstock we use will not exceed the value of the electricity we generate. In the event that we are unable to pass increases in the price of raw materials to our customers, our operating results will suffer. We cannot predict the future price of our biofuels feedstock and any material price increases will adversely affect our future operating performance.

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

In connection with our possible hedging and risk management activities, we may be required to guarantee or indemnify our performance relating to such activities. We might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in credit quality or changes in the market prices could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact our liquidity and financial position.

We are dependent on tax incentives and other governmental subsidies.

Our business plan depends on the continued availability of tax incentives and other governmental subsidies. If the Federal and/or State government decide to modify the subsidy regime in a way that significantly curtails the amount of available subsidies, the impact on our company could be substantial. While we believe the prior tax incentives and other governmental subsidies will be extended; as of this date they have expired.  There is also no assurance that future incentives will be comparable with current incentives. Even with the extension of current incentives, there can be no assurance that our business will be profitable. The repeal or a material reduction of the tax incentives and other subsidies would materially impact our revenue and could force us to suspend or terminate operations.

The repeal or modification of environmental laws favoring the use of biodiesel for power generation could reduce the demand for our green electricity and cause our sales and profitability to decline.

In areas like the HGB that suffer from persistent air quality problems, the use of biofuels as fuel for electric generators can permit users to reduce their regulated emissions without requiring exotic pollution control equipment and other expensive modifications to existing facilities. Most industrial users of electricity require a reliable supply at a predictable cost and are unwilling to accept the inherent risk of supply-chain disruptions that accompany a new fuel like biofuels or new production facilities like ours. Therefore, we believe we will be unable to earn a significant market position in the industrial power market until we can conclusively demonstrate our ability to reliably produce and deliver green electricity in the volumes required by industrial users. Since we believe the combination of tax incentives and environmental regulations make biofuels-fueled electricity particularly attractive to industrial users, we believe the repeal or substantial amendment of federal and state air quality regulations could have a detrimental effect on our business and adversely affect our operating performance.

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

We may experience delays in the construction of our planned additional power generation facilities that we decide to build or acquire in the future. We may also encounter defects in materials and/or workmanship in connection with such projects. Any defects could delay the commencement of operations of the facilities, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of a particular facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, the provision of materials or labor or other events. In addition, changes in political administrations at the federal, state or local levels that result in policy change towards biofuels or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

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

ITEM 2 — PROPERTIES

Our executive office is located at 25211 Grogans Mill Road, Suite 465, The Woodlands, Texas 77380. Our telephone number is 281-364-7590. In June 2008, we entered into an office space lease with Zenith Realty.  The master lease is a five-year operating lease for 7,500 square feet of Class A office space that provides for monthly rental payments of approximately $11,130 for the initial year with escalation each year thereafter until expiration in March 2013.

In addition to our executive office facilities, we have:

·	leased a 1/2-acre industrial site in the City of Oak Ridge North, Texas and installed a biodiesel fueled power plant that was decommissioned in early 2009;

·	leased a 1.5 acre industrial site in an unincorporated area of Montgomery County and installed a biodiesel fueled turbine power plant that was decommissioned in April of 2009;

·	leased a 6 acre industrial site in an unincorporated area adjacent to Humble Texas for a potential steam turbine power project; and

·
purchased a 79 acre industrial site in Houston, Texas called H. O. Clarke that has a decommissioned former Houston Light and Power generating plant that had supplied up to 288 MW from gas fired steam turbines to the city from the 1940’s to the late 1990’s when the industry was deregulated.

Oak Ridge North Facility: Our former Oak Ridge North facility was situated on a ½ acre parcel of land that we leased from the City of Oak Ridge North in 2007. Our ground lease provided for a monthly rental of $3,500, an initial term of 44 months but this lease was terminated in November of 2009 and replaced with a $1000 per month lease for twelve months with Robinson Road LLC.  The former 5 MW biofueled power plant was decommissioned in early 2009 and the equipment that will be used at the H. O Clarke power plant has been relocated.  Remaining equipment that will not be used will be sold.

Montgomery County Facility: Our former Montgomery County facility was situated on a 1.5-acre parcel of land that that we leased from an unaffiliated landlord in 2007. Our ground lease provided for a monthly rental of $2,200, an initial term of 5 years but this plant was decommissioned in early 2009 and the 10 MW Frame 5 turbine and associated equipment was moved to the H. O. Clarke site. The ground lease was terminated effective May 1, 2009 and all remaining fixtures and site improvements were written off from the assets list.
Humble Facility: Our Humble facility is situated on a 6 acres of land leased for a period of ten years from November 1, 2008.  We contracted with DMSC, Inc. to contribute the land lease, infrastructure including a 8400 sq ft building and access and connection to three shut in oil wells on the site in return for a 33% interest in profits from the project.

H.O. Clarke Facility: We purchased the 79 acre H.O. Clarke site from NRG Energy on March 25, 2008. The facility has a decommissioned 288 MW steam plant, a connection to the adjacent  138 kV Centerpoint Energy transmission substation,  65,000 bbl above ground fuel storage tankage, two 6” and one 12” natural gas pipelines previously connected to a Kinder Morgan high pressure gas pipeline and six turbine pad sites with connections to a 12Kv distribution power line and adjacent to Centerpoint Energy distribution substation.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a stockholders vote during 2009.

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

Combined On the date of this annual report on Form 10-K, we had 30,839,594 shares outstanding, including 24,175,022 shares held by persons who are not directors, officers or affiliates of our company.  Of this total:

·	21,374,720 shares held by non-affiliates have been outstanding since February 28, 2007 and are presently eligible for resale pursuant to Rule 144;

·
450,000 shares were issued to non-affiliates pursuant to Rule 701 in November 2007 and will be eligible for resale commencing 90 days after the effectiveness of our pending Form 10 registration statement; and

·
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

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,696	$9,691
Accounts Receivable	272,000
Other current assets	5,660	104,951

Property and equipment, net	3,491,692	5,181,527
Certificate of deposit pledged as leasehold security
Total assets	$3,771,048	$5,296,169

LIABILITIES
Current Liabilities	4,708,704	$2,067,150
Notes Payable	191,250	191,250
Interests of limited partners in TPB-I and TBP-II		218,504
Derivative Liability		8,862
Total liabilities	$5,022,458	$2,485,766

STOCKHOLDERS EQUITY
Common stock, 30,306,390 outstanding at December 31, 2007 and 30,839,594 shares outstanding at December 31, 2008	$30,860	$30,828
Additional paid in capital	12,435,090	12,415,122
Unissued common stock
Subscription receivable
Accumulated other comprehensive income
Deferred compensation
Retained earnings (deficit)	(13,717,859)	(9,635,547)
Total Stockholders equity	$3,771,048	$2,810,403

Plan of Operation

We began selling electricity from our 5 MW facility in Oak Ridge North, Texas in February 2007 and commenced commercial sales of electricity from our 10 MW Montgomery County facility in January 2008.  In early 2009 we decommissioned the Oak Ridge North and Montgomery County.  We consolidated operations at this site because it allowed for both distribution and transmission grid connections into ERCOT.

We acquired the H.O. Clarke power plant site that is adjacent to an active 138 kV Centerpoint Energy substationinter-connected with ERCOT.  Our site has four decommissioned gas–fired steam generating units that totaled 288 MW.  These will be evaluated for components that can be reused, sold or demolished for the scrap value.  Adjacent to the steam generating units are six pad sites for gas turbines connected to Centerpoint’s 12kV distribution system.  We moved the Montgomery County GE Frame 5 turbine to this site during 2009 but did not place it in operation..  In addition, we purchased a heat recovery steam generator (HRSG) [when?] that, when installed, can be used to raise steam supplies to increase our generating capacity by approximately 15 MW without increasing our fuel costs. In order to install the HRSG at the H.O. Clarke site and put our planned secondary heat recovery system in service, we will need to buy a suitable steam turbine with a rated capacity of 15 MW along with related balance of plant systems, complete project engineering, install the systems and commission the facilites. We are presently conducting a technical and mechanical evaluation of equipment that appears suitable for our purposes. Once we purchase suitable equipment, we anticipate a lead time of nine to twelve months to move the HRSG and turbine to our new site and complete all necessary installation, commissioning and testing activities. The total estimated future costs associated with our planned acquisition of a steam turbine and the installation of the secondary heat recovery system are approximately $2.5 million. Should we elect to purchase a companion 25 MW Frame 5P gas turbine to expand the project to a total of 50 MW into the distribution grid the total cost is expected to exceed $10 million.  We do not have sufficient financial resources to complete our planned acquisition and installation of this equipment and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to reestablish power production at this new site..

In combination, we believe our existing facilities will give us sufficient corporate mass to make credible sales presentations to potential purchasers of green electricity and users of HACS. There can be no assurances that future contract prices for green electricity or HACS will provide sufficient revenue to offset our anticipated operating expenses.

We believe there are a large number of existing CHP facilities in the HGB region that are not presently economic because of fuel prices. We are evaluating a number of inactive facilities as potential acquisition targets and actively seeking additional potential acquisitions. Our business strategy is to acquire or build electric generating facilities that will be powered by biofuels. We believe the heat and power generated by those facilities can then be used to satisfy industrial demand within the HGB while significantly reducing the air quality footprint of industrial concerns that may contract to purchase our electricity. In many cases, we believe the cost savings from industrial plant pollution control upgrades will more than offset the premium that we will be required to charge for green electricity generated from alternative fuels.

We believe our company has a unique market focus, is well positioned demographically and has proven to be operationally efficient. Many REPs are actively seeking “green energy” for sale to environmentally conscious residential and commercial customers who are willing to pay more for electricity produced from renewable energy resources. Our expertise in the field and our innovative approach to green energy distinguish our company from its competitors. Nevertheless, there is a possibility that new competitors, who could be better capitalized than our company, could seize upon our business model and produce electricity more efficiently, which might allow them to capture a significant share of our target market.

Until we are able to negotiate contracts that provide for a significant GEP, we intend to rely on equity financing to cover our current and anticipated operating losses. We need additional capital and intend to take advantage of financing opportunities as they arise. There is no assurance that the potential proceeds of any future financing activities will be sufficient to pay our operating costs until we can negotiate a significant GEP, or that any GEP we negotiate will be sufficient to offset all of our operating costs.

Liquidity and capital resources

During the year ended December 31, 2008, we incurred net losses of $(5,671,788) and $(3,531,327) respectively. We had $114,642 in current assets and $2,067,150 in current liabilities at December 31, 2008, leaving us a working capital balance of $(1,952,508).

Our available resources are not sufficient to pay our current operating expenses and the anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $20 million in additional capital to finance our planned facility expansions and future acquisitions. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, finance additions to our infrastructure, pay for the development of additional generating facilities and the marketing of our green electricity. We intend to pursue additional financing as opportunities arise.

Our ability to obtain additional financing will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we would be forced to halt operations.

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

ITEM 8?

2038 Lexington
Houston, Texas 77098
(713) 524-8838 (office)
(713) 942-9175     (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Biofuels Power Corporation
The Woodlands, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2009, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
April 14, 2010

BIOFUELS POWER CORPORATION CONSOLIDATED BALANCE SHEET

ASSETS	2009	2008

Current Assets
Cash and cash equivalents	$1,696	$9,691
Accounts receivable	272,000
Prepaid expenses	5,660	5,660
Inventory	-	99,291

Total Current Assets	279,356	114,642

Property and equipment, net	3,491,692	5,181,527

Total Assets	$3,771,048	$5,296,169

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,317,632	696,503
Deposits	25,000	-
Notes payable, unsecured	30,065
Notes payable, secured	2,812,000	1,295,000
Interest payable	524,007	75,647

Total Current Liabilities	4,708,704	2,067,150

Long Term Debt
Notes payable, unsecured	191,250	191,250
Derivative Liability	-	8,862

Total Liabilities	4,899,954	2,267,262

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,859,594 and 30,839,594 shares issued and outstanding,
respectively	30,860	30,828
Additional paid in capital	12,435,089	12,415,122
Minority interest	122,504	218,504
Accumulated deficit	(13,717,359)	(9,635,547)

Total Stockholders Equity	(1,128,906)	3,028,907

	$3,771,048	$5,296,169

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008
Revenue
Sales	$-	$437,324

Cost of sales	-	1,984,958

	-	(1,547,634)

Selling, general and administrative expenses	2,631,934	4,039,751

	(2,631,934)	(5,587,385)

Other Income:
Interest income		21,186
Other income, net	141,914	17,306
Realized loss on sale of marketable securities		(92,570)
Change in derivative liability	8,862	(8,862)
Gain (loss) on disposition of fixed assets	(1,233,384)
Interest expense	(463,272)	(109,655)

	(1,545,880)	(172,595)

	(4,177,814)	(5,759,980)

Minority interest	96,000	88,192

	$(4,081,814)	$(5,671,788)

Basic and diluted net loss per common share	$(0.13)	$(0.18)

Weighted average common shares outstanding -
basic and diluted	30,848,604	30,791,006

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS For the years ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,081,814)	$(5,671,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,184,797	1,296,235
Expenses related to issuance of common stock for limited partnership		12,501
Stock issued for services	-	83,296
Change in derivative liability		8,862
Realized loss on sales of marketable securities	-	92,570
Loss on abandonment of leasehold inmprovements	1,233,384
Minority interest	(96,000)	(88,192)
Amortization of deferred compensation	-	595,000
Bad debt expense		54,668
Changes in operating assets and liabilities:
Accounts receivable	(272,000)	242,260
Tax rebate rerceivable		-
Prepaid expenses		(5,660)
Inventory	99,291	302,637
Accounts payable	621,129	367,081
Deposit	25,000
Accrued interest payable	448,360	61,383
Accrued expenses and other, net	718	93,030

	(837,134)	(2,556,118)

Cash flow from investing activities:
Purchase of property and equipment	(1,343,977)	(686,728)
Proceed from sale of fixed assets	618,880
Purchase of marketable securities		(806,597)
Proceeds from sale of marketable securities		200,000
Proceeds from liquidation of restricted certificate of deposit		902,149
Purchase of certificate of deposit	(12,829)	(12,326)

	(737,926)	(403,502)

Cash flows from financing activities:
Net proceeds from sale of common stock	20,000	190,003
Net proceeds from notes	1,647,065	1,690,000
Retirement of notes	(100,000)	-

	1,567,065	1,880,003

Net increase (decrease) in cash and cash equivalents	(7,995)	(1,079,617)

Cash and cash equivalents, beginning of period	9,691	1,089,308

Cash and cash equivalents, end of period	$1,696	$9,691

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the year ended December 31, 2009

	Common Stock		Additional Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at
December 31, 2008	30,839,594	$30,840	$12,415,110	$218,504	$(9,635,547)	$3,028,907

Issuance of common
stock for cash	20,000	20	19,980			20,000

Net loss	-	-	-	(96,000)	(4,081,814)	(4,177,814)

Balance at
December 31, 2009	30,859,594	$30,860	$12,435,090	$122,504	$(13,717,360)	$(1,128,906)

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

Consolidation

In accordance with ASC Codification Topic 810: Consolidation of Variable Interest Entities, which requires the consolidation of certain variable interest entities, these consolidated financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  For presentation purposes, the equity interests of the limited partners in TBF-1 and TBF-2 have been reflected as minority interest shareholders.  The consolidated financial statements also include the accounts of Alternative Energy Consultants, LLC, which is a wholly-owned subsidiary of BPC.  All material intercompany transactions have been eliminated in consolidation.

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

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2009 and December 31, 2008, the Company did not have any open hedge contracts.

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

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. BPC received $-0- and $199,650  in Federal credits during 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2009 accounts receivable of $272,000 was due from a contractor to be offset against future improvements to be made on the newly acquired H O. Clark facility. As of December 31, 2008 the Company had no trade accounts receivable or Federal credits receivable.

Inventory

Inventory is stated at the lower of cost or market.  As of December 31, 2009 the inventory was written down to reflect the results of litigation settled in the 4th quarter 2009 pertaining to the leased facility where fuel inventory tanks were located.  The result of the settlement the fuel tanks remained at the leased facility and the fuel inventory abandoned.  Fuel inventory as of December 31, 2008 consisted of 33,744 gallons of unprocessed fuel stock, and 49,285 gallons of processed fuel stock.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Asset

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value.  A ($1,233,384) loss was recognized as a result of these write downs.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2009 and 2008, the Company did not have any potential dilutive securities.

Stock-Based Compensation

On January 1, 2006, the Company adopted ASC Codification Topic 718 Compensation: Stock Based Compensation, using the modified prospective method.  Under the modified prospective method, the Company would begin recognizing expense on January 1, 2006 for the unvested portion of awards granted before the adoption date expected to vest over the remaining vesting period of the award. New awards granted after the adoption date will be expensed ratably over the vesting period of the award.

ASC Codification Topic 718 Compensation: Stock Based Compensation is a codification of  SFAS 123(R) which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of immediately vested shares is determined by reference to quoted prices for similar shares and the fair value of shares issued subject to a service period is estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R) are recognized as addition to paid-in-capital.

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

Recently Issued Accounting Pronouncements

In February 2006, ASC Codification Topic 815, Derivatives and Hedging, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”.  This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006.  Its adoption did not have a material impact on the Company’s financial condition or results of operations.

ASC Codification Topic 820, “Fair Value Measurements” (“SFAS 157”), issued in September 2006, establishes a formal framework for measuring fair value under GAAP.  It defines and docifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although Codification Topic 820 (SFAS 157) applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  Codification Topic 820 (SFAS 157) applies to all other accounting pronouncements requiring or permitting fair value measurements, except for Codification Topic 718, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and ASC Codification Topic 985 (AICPA Statements of Position 97-2 and 98-9) that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe the adoption of Codification Topic 820 will have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued ASC Codification Topic 825 (SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”), which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments.  Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. ASC Codification Topic 825 (SFAS 159) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis.  Early adoption of ASC Codification Topic 825 (SFAS 159) is permitted provided the entity also elects to adopt the provisions as of the early adoption date selected for ASC Codification Topic 825 (SFAS 159).  The Company has elected not to adopt the provisions of ASC Codification Topic 825 at this time.

In June 2006, FASB issued ASC Codification Topic 740 (FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”),  which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with ASC Codification Topic 740 (FASB 109,  “Accounting for Income Taxes”).   Codification Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of Codification Topic 740 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoptions of this pronouncement did not have a material effect on the financial position or results of operations of the Company.

In December 2007, the FASB issued ASC Codification Topic 805, a revision and replacement of SFAS 141(“SFAS 141R”), “Business Combination,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. Codification Topic 805 codifies SFAS 141R which replaced SFAS 141, “ Business Combinations ” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. Codification Topic 805 expanded the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Codification Topic 805 is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. Codification Topic 805 impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In December 2007, the FASB issued ASC Codification Topic 810 (SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,”) to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. This  amended ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of ASC Codification Topic 805. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Codification Topic 810 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. Codification Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. Codification Topic 810 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Codification Topic 810 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of Codification Topic 810 would have a material effect on its consolidated financial position, results of operations or cash flows.

2.  Going Concern

During the years ended December 31, 2009 and 2008, the Company has experienced negative financial results as follows:

	2009	2008
Net loss	$(4,081,814)	$(5,671,788)
Negative cash flows from operations	(837,134)	(2,556,118)
Accumulated deficit	(13,717,359)	(9,635,547)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

·	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

·	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

·	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

·	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

·	The ability of the Company to control costs and expand revenues.

·	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

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

The following table summarizes the changes in the hedge account balances during the year ended December 31, 2007 and 2006:

	TBF-1 Hedge	TBF-2 Hedge	Combined Hedge
Hedge Investment in May 2006	$479,000	$365,000	$844,000
Market Value at December 31, 2006	1,047,200	1,047,200	2,094,400
Unrealized Gain at December 31, 2006	$568,200	$682,200	$1,250,400

Sale of Hedge in February 2007 (net)	$1,097,628	$1,452,290	$2,549,918
Realized Gain in February 2007	618,628	1,087,290	1,705,918

Hedge Investment in February 2007	$286,420	$287,690	$574,110
Sale of Hedge in July 2007 (net)	900,204	898,936	1,799,140
Realized Gain in July 2007	$613,784	$611,246	$1,225,030

Total Realized Gain	$1,232,412	$1,698,536	$2,930,948

4.  Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2009	2008

Power generating equipment	$3,531,553	$5,327,607
Buildings and improvements	951,208	1,204,750
Machinery and equipment	242,043	720,729
Less accumulated depreciation	(1,475,155)	(2,101,559)

Total property and equipment, net	$3,491,692	$5,181,527

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,184,797 and $1296,235 of which $-0- and $1,265,499 is included in Cost of Sales, respectively.

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

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  The agreement was increased to $3,000,000 and extended to August 19, 2010.   The Company has received $2,812,000 and $1,295,000  as of December 31, 2009 and 2008 respectively.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 (SFAS 133, “Accounting for Derivatives and Hedging Activities,”) and have recorded derivative liabilities of  $-0- as of December 31, 2009 and $8,862 as of December 31, 2008.

6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:

Receivable from affiliate	$121,041	$121,041
Net operating loss carry-forwards	316,788	220,788

Total deferred tax assets	437,829	341,829

Valuation allowance	(437,829)	(341,825)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2009 and 2008, are as follows:

	2009		2008
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$(1,200,534)	(34.0)	$(1,928,551)	(34.0)
Income attributable to limited partners	122,504	4.0	223,588	4.0
Stock based compensation			595,000	10.5
Settlement expense			194,355	3.4
Increase in valuation allowance	96,000	1.2	70,683	1.2
Other	982,030	28.8	884,925	14.9

	$-	0.0	$-	0.0

As of December 31, 2009, for U.S. federal income tax reporting purposes, the Company has approximately $9,500,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2028.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

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

7.           Commitments and Contingencies

Operating Lease

On August 1, 2007 the Company entered into a ground lease agreement with the city of Oak Ridge North for the location of the first power project. The lease is a 44-month-lease which requires monthly payments of $3,500 per month.  The agreement contains options to renew the lease for two consecutive five year terms. Currently the Company in negotiating to terminate or sublease this property

On May 1, 2007 the Company entered into a commercial lease agreement for the location of the second power plant. The lease is a five year lease with an option for an additional five year period.  The lease requires payments starting at $ 2,620 per month and escalating no more than 4% per year thereafter.  Under the terms of a settlement agreement this lease was terminated during the 4th quarter 2009.

On July 1, 2008, the Company relocated its corporate offices and executed a lease for five years for $11,130 per month.  The lease escalates at 10% per year.

Future minimum rental payments required under non-cancelable lease agreements are as follows:

	Turbine	Corporate	Oak Ridge	All
Years	Plant	Office	North Plant	Leases

2010	-0-	154,260	42,000	196,260
2011	-0-	169,686	10,500	180,186
2012	-	186,654	-	186,654
2013	-	97,770	-	97,770
	-		-

	$-0-	$608,370	$52,500	$660,870

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

During 2009 the Company received an additional $299,500 from shareholder as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

9.  Subsequent Events

In March 2010 the Company sold three generators  for $150,000 and reached an agreement to sell additional equipment for $350,000.  The assets had a total cost of $1,474,702 with accumulated depreciation of $1,062,521 resulting in a write down of $412,180.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2008, our internal control over financial reporting is effective.

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

Name	Age	Position	Term Expires
Eric Gadd	54	Interim COO	2010 Annual Meeting
Sam H. Lindsey, Jr	64	Interim CFO
Alan Schaffner	49	Independent Director	2010 Annual Meeting
Richard DeGarmo	55	Independent Director	2010 Annual Meeting

Eric Gadd was appointed interim COO on September 22, 2009.  Mr. Gadd has over 30 years domestic and international experience in power, natural gas, and renewable energy and has been involved in the power plant development and operations around the world.  Prior to his involvement with Biofuels Power Corporation, Mr. Gadd founded Awelon, LLC in 2006 as a consulting practice focused on renewable and alternative energy.  Awelon provided executive experience in developing business strategies to grow early stage energy businesses.  From 1995-2005, Mr. Gadd held several executive positions in operating subsidiaries of Enron Corp., including CEO of Enron Wind Corp, Vice President of Enron Transportation Services, and Vice President of Enron Europe, Ltd., and served on the board of directors of Enron Renewable Energy.  Prior to 1995, Mr. Gadd held various positions at Enron Corp. and Constellation Energy.  Mr. Gadd is a graduate of Virginia Tech (BS 1977) and John Hopkins University (MDA 1987).

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

Board Committees

The Board of Directors has created an Audit Committee that presently consists of Messrs. Schaffner and DeGarmo. Mr. Schaffner serves as chairman of the Audit Committee. All members have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The board has determined that all members of our Audit Committee would meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Board of Directors has also determined that based on education and work history, Mr. Schaffner meets the definition of an “Audit Committee Financial Expert” as established by the Securities and Exchange Commission. The audit committee's responsibilities include:

·	appointing, approving the compensation of, and assessing the independence of our independent auditor;

·	overseeing the work of our independent auditor and approving the release of reports from our independent auditor;

·	reviewing and discussing with management and our independent auditor our annual and quarterly financial statements and related disclosures;

·	monitoring our internal control over financial reporting, disclosure controls and procedures, and code of business conduct and ethics;

·	discussing our risk management policies;

·	establishing policies regarding hiring employees from our independent auditor and procedures for the receipt and retention of accounting related complaints and concerns;

·	meeting independently with our independent auditor and management; and

·	preparing the audit committee report required by SEC rules to be included in our proxy statements.

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

The Board of Directors has created a Compensation Committee that presently consists of Messrs. Schaffner and DeGarmo. Mr. DeGarmo serves as chairman of the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Compensation Committee's responsibilities include:

·	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

·	determining the compensation of our chief executive officer;

·	reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our other executive officers;

·	overseeing an evaluation of our senior executives;

·	overseeing and administering our cash and equity incentive plans; and

·	reviewing and making recommendations to our board with respect to director compensation.

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

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Eric Gadd	Interim COO	2009	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2009	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2009	$22,000	—	$—	—	$22,000

Equity-based Compensation During 2009 and 2008

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2009. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

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

2010 Executive Compensation Plan

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

For 2010, we will endeavor to ensure that a substantial amount of each Named Executive Officer’s total compensation will be performance-based, linked to the Company’s operating performance, and over the executive’s tenure, derived its value from the market price of the Company’s common stock.

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

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company during 2009 by Clay Thomas, PC for audit fees and services to interim financial statements and filing of various documents with the SEC were $31,000.

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2009 and 2008

Balance Sheet as of December 31, 2009 and 2008

Statement of Operations for the years ended December 31, 2009 and 2008

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Statement of Cash Flow for the years ended December 31, 2009 and 2008

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

By: /s/ Alan Schafner Alan Schafner	Director	Date April 15, 2010
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date April 15, 2010
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date April 15, 2010