Form 10-Q
period 2010-03-31
BIOFUELS POWER CORP
filed 2010-05-24
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 24, 2010
Common Stock, $0.001 Par Value	30,859,594 Shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	Balance Sheets as of March 31, 2010 and December 31, 2009	F-1

	Unaudited Consolidated Condensed Statements of Operations	F-2
	for the period ended March 31, 2010 and 2009

	Unaudited Consolidated Condensed Statements of Cash Flow	F-3
	for the three-month period ended March 31, 2010 and 2009

	Unaudited Consolidated Statement of Stockholders' Equity	F-4
	for the three months ended March 31, 2010

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-10

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	3

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	4

ITEM 4	Controls and Procedures	4

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	6

ITEM 1A	Risk Factors	6
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

ITEM 3	Defaults Upon Senior Securities	6

ITEM 4	Submission of Matters to a Vote of Security Holders	6

ITEM 5	Other Information	7

ITEM 6	Exhibits

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2010 and December 31, 2009

	March 31	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$10,421	$1,696
Accounts receivable	115,717	$272,000
Prepaid expenses	5,660	5,660

Total Current Assets	131,799	279,356

Property and equipment, net	3,269,912	3,491,692

Total Assets	$3,401,711	$3,771,048

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,357,760	1,317,632
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,813,715	2,812,000
Interest payable	650,806	524,007

Total Current Liabilities	4,877,345	4,708,704

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,068,595	4,899,954

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,859,594 and 30,859,594 shares issued and outstanding,
respectively	30,860	30,860
Additional paid in capital	12,435,089	12,435,089
Minority interest	111,883	122,504
Accumulated deficit	(14,244,716)	(13,717,359)

Total Stockholders Equity	(1,666,884)	(1,128,906)

	$3,401,711	$3,771,048

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2010 and 2009

	Year Three Months Ended March 31,
	2010	2009
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	411,179	1,069,215

Operating loss	(411,179)	(1,069,215)

Other Income:
Gain (loss) on disposition of fixed assets	-	1,509
Interest expense	(126,799)	(82,414)

Total other income (loss), net	(126,799)	(80,905)

Net Loss before minority interest	(537,978)	(1,150,120)

Minority interest	10,621	13,902

Net income (loss)	$(527,357)	$(1,136,218)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Weighted average common shares outstanding -
basic and diluted	30,859,594	30,839,594

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(527,357)	$(1,136,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190,780	705,010
Expenses related to issuance of common stock for limited partnership		-
Minority interest	(10,621)	(13,902)
Changes in operating assets and liabilities:
Accounts receivable	156,283	-
Accounts payable	40,561	230,351
Deposit	-
Accrued interest payable	126,799	69,142
Accrued expenses and other, net	(434)	(153,190)

Net Cash used in operating activities	(23,989)	(298,807)

Cash flow from investing activities:
Purchase of property and equipment	(119,000)	(1,343,977)
Proceed from sale of fixed assets	150,000	58,880
	-	-

Net cash provided by (used in) investing activities	31,000	(1,285,097)

Cash flows from financing activities:
Net proceeds from notes	1,715	1,690,000
Retirement of notes	-	(100,000)

Net cash provided by financing activities	1,715	1,590,000

Net increase (decrease) in cash and cash equivalents	8,726	6,096

Cash and cash equivalents, beginning of period	1,696	9,691

Cash and cash equivalents, end of period	$10,422	$15,787

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2010

	Common Stock		Additional Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at
December 31, 2009	30,859,594	$30,860	$12,435,090	$122,504	$(13,717,360)	$(1,128,906)

Net loss	-	-	-	(10,621)	(527,357)	(537,978)

Balance at
December 31, 2009	30,859,594	$30,860	$12,435,090	$111,883	$(14,244,716)	$(1,666,883)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2009 is unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

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

Convertible Debt Financing - Derivative Liabilities

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the convertible debt holder’s conversion right provision, contained in the terms governing the convertible notes is not clearly and closely related to the characteristics of the notes. Accordingly, the feature qualifies as embedded derivative instruments at issuance and, because it does not qualify for any scope exception within SFAS No. 133, it is required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as a derivative instrument liability.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2010 and March 31, 2009 the Company had no trade accounts receivable, but did have $115,717 accounts receivable from for prepaid amounts on the H. O. Clark property.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at March 31, 2010. Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved  its  turbine generators to the newly acquired facility as soon as feasible.  As of March 31, 2010 the Company has $1,050,170 of acquisition cost.  The assets have not been put into operation, therefore no depreciation expense is reflected in these financial statements.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2010 and March 31, 2009, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2. Going Concern

During the three months ended March 31, 2010, the Company has experienced negative financial results as follows:

2010
Accumulated deficit at December 31, 2009	$(13,717,360)
Net loss for three months ended March 31, 2010	$(527,357)
Accumulated deficit at March 31, 2010	$(14,244,716)

Negative cash flows used in operating activities	$(23,989)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

	The ability of the Company to control costs and increase revenues.
	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.  Property and Equipment

Property and equipment consisted of the following at March 31, 2010:

2010
Power generating equipment	$3,667,398

Machinery and equipment	160,746
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,050,170
Less accumulated depreciation	(1,665,935)
Total property and equipment, net	$3,269,912

Depreciation expense for the three months ended March 31, 2010 was $190,780 and for the three months ended March 31, 2009 depreciation expense was $343,199. All depreciation is  included in Selling, General and Administrative expenses.

4.  Notes Payable

As of March 31, 2010, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2010.  As of March 31, 2010, the Company has received $2,813,715.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $-0- for March 31, 2010, and $8,862 as of March 31, 2009.

5.  Stockholders’ Equity

During the three months ended March 31, 2010, the company issued no shares of its common stock.

6.  Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$748,608	$140,238	$510,600	$ 97,770
Generating facility leases	199,320	75,579	123,741	-0-
Total	$947,928	$215,817	$634,341	$ 97,770

The Company is currently negotiating with its landlords to terminate the existing leases as the Company relocates to the H. O. Clark property.

Litigation
The Company has been included in a lawsuit along with five other defendants claiming damages of $60,085.54 for breach of a commission agreement.  The Company is not a party to the commission agreement and there are no claims specifically raised against the Company.

7.  Related Party Transactions

From August 28, 2008 through Decembetr 31, 2009, seven (7) shareholders of the Company have participated in loans to the Company totaling $1,070,000 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of March 31, 2010 the balance of the unsecured note payable is $30,065.

8.  Subsequent Events

The Company has entered into an agreement with BTU Solutions, LLC on April 22, 2009 for BTU Solutions, LLC to perform substantial remodeling and demolition work at the newly acquired H.O. Clarke site including: remodel the existing office building to acceptable standards, refurbish the gantry crane, and demolish the remainder of the 180 MW steam plant.  The value contracted for the works is $560,000 and the Company will convey 25 acres of the H.O. Clarke site to BTU Solutions, LLC.  Additionally, the agreement calls for BTU Solutions to attempt to sell the salvaged steel or other items and the proceeds from any salvage will be split 50 percent to the Company and 50 percent to BTU Solutions, LLC.  The agreement also provides for an easement for the property conveyed that will give the Company unfettered access to the property.  As of March 31, 2010 the balance of the note receivable was $115,717 and BTU Solutions is continuing to make improvements to the H. O. Clark property. As of the date of this report, all additional services have been provided and the accounts receivable balance is $-0-.

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

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2010, the Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION

The following discussion of the financial condition and plan of operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this annual report on Form 10-K.

Financial condition, liquidity and capital resources

At March 31, 2010, we had $3,401,711 in total assets and $5,068,595 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(1,666,884). Our net working capital deficit at March 31, 2010 was ($4,745,546), which is a decrease in working capital since December, 31, 2009 of $316,198.

During the three months ended March 31, 2010, we incurred a net loss of ($527,357), which included $190,780 in non-cash depreciation expense. For the three months ended March 31, 2009, we incurred a net loss of ($1,136,218), which included $705,010 in non-cash depreciation expense

During the three month period ended March 31, 2010, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. dispute with landlord described in litigation section above impeded the ability to operate existing facilities; and 3. the need to move and relocate certain operating assets; and 4. the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the three months ending March 30, 2010, we incurred $411,179 in selling, general and administrative expenses for a net loss of ($527,357).  There was no operating income for this period as we completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter ended March 31, 2010 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code
	32.3	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarmo
Rich DeGarma, Managing Director
Dated: May 24, 2010

/s/ Alan Schaffner
Alan Schaffner, Director
Dated: May 24, 2010

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: May 24, 2010