Form 10-Q/A
period 2010-06-30
BIOFUELS POWER CORP
filed 2010-08-23
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Yes __   No __

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 20, 2010
Common Stock, $0.001 Par Value	30,859,594 Shares

This amended Form 10-Q for the quarter ended June 30, 2010 is being filed to update the dates on the signature page to the date of filing, which is August 23, 2010.  This amendment also includes the addition of exhibits 31.3 and 32.3 to the Exhibits Index.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	Balance Sheets as of June 30, 2010 and December 31, 2009	F-1

	Unaudited Consolidated Condensed Statements of Operations	F-2
	for the six months ended June 30, 2010 and 2009

	Unaudited Consolidated Condensed Statements of Cash Flow	F-3
	for the six months ended June 30, 2010 and 2009

	Unaudited Consolidated Statement of Stockholders' Equity	F-4
	for the six months ended June 30, 2010

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-10

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	3

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	4

ITEM 4	Controls and Procedures	4

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	6

ITEM 1A	Risk Factors	6
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

ITEM 3	Defaults Upon Senior Securities	6

ITEM 4	Submission of Matters to a Vote of Security Holders	6

ITEM 5	Other Information	6

ITEM 6	Exhibits

	SIGNATURES	7

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2010 and December 31, 2009

	June 30	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$4,290	$1,696
Accounts receivable	-	$272,000
Prepaid expenses	5,660	5,660

Total Current Assets	9,950	279,356

Property and equipment, net	3,028,803	3,491,692

Total Assets	$3,038,753	$3,771,048

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,401,168	1,317,632
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,823,965	2,812,000
Interest payable	779,451	524,007

Total Current Liabilities	5,059,649	4,708,704

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,250,899	4,899,954

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,859,594 and 30,859,594 shares issued and outstanding,
respectively	30,860	30,860
Additional paid in capital	12,435,089	12,435,089
Minority interest	101,262	122,504
Accumulated deficit	(14,779,356)	(13,717,359)

Total Stockholders Equity	(2,212,146)	(1,128,906)

	$3,038,753	$3,771,048
	-
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2010 and 2009
	Year Six Months Ended June 30,
	2010	2009
Revenue
	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	827,797	1,287,815

Operating loss	(827,797)	(1,287,815)

Other Income:
Gain (loss) on disposition of fixed assets	-	137,514
Interest expense	(255,444)	(205,161)

Total other income (loss), net	(255,444)	(67,647)

Net Loss before minority interest	(1,083,242)	(1,355,462)

Minority interest	21,242	23,488

Net income (loss)	$(1,061,999)	$(1,331,974)

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Weighted average common shares outstanding -
basic and diluted	30,859,594	30,841,804

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,061,999)	$(1,331,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	547,906	722,459
Expenses related to issuance of common stock for limited partnership		-
Stock issued for services	-	-
Change in derivative liability		-
Realized loss on sales of marketable securities	-	-
Loss on abandonment of leasehold inmprovements	-
Minority interest	(21,242)	(23,488)
Amortization of deferred compensation	-	-
Bad debt expense		-
Changes in operating assets and liabilities:
Accounts receivable	272,000	(404,776)
Tax rebate rerceivable		-
Prepaid expenses		-
Inventory	-	-
Accounts payable	80,688	169,007
Deposit	-	25,000
Accrued interest payable	255,444	191,889
Accrued expenses and other, net	4,265	108,005

	77,061	(543,878)

Cash flow from investing activities:
Purchase of property and equipment	(234,717)	(1,343,977)
Proceed from sale of fixed assets	150,000	618,880
Purchase of marketable securities		-
Proceeds from sale of marketable securities		-
Proceeds from liquidation of restricted certificate of deposit		-
Purchase of certificate of deposit	-	-

	(84,717)	(725,097)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	20,000
Net proceeds from notes	10,250	1,342,800
Retirement of notes	-	(100,000)

	10,250	1,262,800

Net increase (decrease) in cash and cash equivalents	2,594	(6,175)

Cash and cash equivalents, beginning of period	1,696	9,691

Cash and cash equivalents, end of period	$4,290	$3,516

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2010
			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at
December 31, 2009	30,859,594	$30,860	$12,435,089	$122,504	$(13,717,359)	$(1,128,906)

Net loss	-	-	-	(21,242)	(1,061,999)	(1,083,241)

Balance at
June 30, 2010	30,859,594	$30,860	$12,435,089	$101,262	$(14,779,356)	$(2,212,146)

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

Biodiesel Tax Credits Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company has received a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2010 and December 31, 2009 the Company had no trade accounts receivable, but did have $-0- and $272,000 accounts receivable, respectively, for prepaid amounts on the H. O. Clark property.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at June 30, 2010.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generators to the newly acquired facility.  As of June 30, 2010 the Company has $1,050,170 of acquisition cost.  The assets have not been put into operation therefore no depreciation expense is reflected in these financial statements.

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

Recently Issued Accounting Pronouncements In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which was primarily codified in FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement did not require any new fair value measurements.   The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.

The FASB’s SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities, became effective for the Company on January 1, 2008.  SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specific election dates.  A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date.  For the six months ended June 30, 2010, there were no applicable items on which the fair value option was elected.

Stock Based Compensation – The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment.”  SFAS No. 123 (R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operation based on their fair values.  Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).

The Company adopted SFAS 123 (R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period.  Prior to the adoption of SFAS No. 123 (R), the Company had no share-based compensation arrangements.  Accordingly, no prior periods have been restated, the impact of SFAS 123 (R) is not presented, and no pro forma amounts are presented had the company recognize stock-based compensation in accordance with SFAS No. 123 (R).

Net Loss Per Share – Statement of Financial Accounting Standards No 128 “Earnings Per Share” requires presentations of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  There were no potentially dilutive securities at June 30, 2010 so dilutive earnings per share equals basic earnings per share.

Use of estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period.  Actual results could differ from these estimates.

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141 (R)), Business Combinations.  This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur expense separately from other business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  This standard was effective for the first annual reporting period on or after December 31, 2008.  Management adopted these provisions on January 1, 2009, and there were no transactions that created an impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC 810-10-65-1, (previously SFAS No. 160), Non-controlling Interest in Consolidated Financial Statement.  This standard requires that a non-controlling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurements of any non-controlling equity investment retained in a deconsolidation.  This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management adopted the provisions of this standard on January 1, 2009, without a material impact on the Company’s financial condition or results of operation.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early applications encouraged.  The Company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversions (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company will adopt FSP APB 14-1 beginning in January 1, 2009, and this standard must be applied on a retroactive basis.  The adoption of this standard is not expected to impact the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“FASB”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted principles in the United States for non-governmental entities.  The adoption of this standard did not have a material impact on the preparation of these consolidated financial statement.

Also in June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which was primarily codified in FASB ASC Topic 250, Earnings Per Share.  This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method.  The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends, whether paid or unpaid, and participation rights in undistributed earnings.  All prior period earnings per share data presented are required to be adjusted retrospectively to conform to this statement.  We adopted this guidance beginning January 1, 2009.  The adoption did not impact our earnings (loss) per share for the years ended December 31, 2009 and 2008.

In June 2008, the FASB ratified the consensus reached by the EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging.  This guidance clarifies the determination of whether equity-linked instruments (or embedded features) such as our convertible notes or warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception.  We adopted the new provisions of FASB ASC 815 beginning January 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP FAS 140-4 and FIN(R)-8”).  FSP FAS 140-4 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities.  FSP FAS 140-4 and FIN 46(R) is effective for interim or annual reporting periods ending after December 31, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R) did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No 165, Subsequent Events, which was primarily codified in FASB ASC Topic 855, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  We adopted this statement beginning April 1, 2009.  The adoption of this statement did not impact our consolidated results of operations or financial position since it requires additional disclosures only.  See Note 8 to the consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards Codification ™ and Hierarchy of Generally Accepted Accounting Principles.  With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification.

2.  Going Concern

During the six months ended June 30, 2010, the Company has experienced negative financial results as follows:

2010
Accumulated deficit at December 31, 2009	$(13,717,359)
Net loss for six months ended June 30, 2010	$(1,061,999)
Accumulated deficit at June 30, 2010	$(14,779,356)

Negative cash flows used in operating activities	$(38,657)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

	The ability of the Company to control costs and increase revenues.
	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.  Property and Equipment

Property and equipment consisted of the following at June 30, 2010:

2010
Power generating equipment	$3,705,193

Machinery and equipment	160,746
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,023,061)
Total property and equipment, net	$3,028,803

Depreciation expense for the six months ended June 30, 2010 was $547,906 and for the six months ended June 30, 2009 depreciation expense was $722,459. All depreciation is included in Selling, General and Administrative expenses.

4.  Notes Payable

As of June 30, 2010, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2010, and extended on a month to month basis.  As of June 30, 2010, the Company has received $2,823,965.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $-0- for December 31, 2009, and $8,862 as of March 31, 2009.

5.  Stockholders’ Equity

During the six months ended June 30, 2010, the company issued no shares of its common stock.

6.  Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$713,214	$140,238	$510,600	$62,376
Generating facility leases	5,000	5,000	-0-	-0-
Total	$718,214	$145,238	$510,600	$62,376

The Company is currently negotiating with its landlords to terminate the existing leases as the Company relocates to the H. O. Clark property.

Litigation

No current litigation.

7.  Related Party Transactions

From August 28, 2008 through June 30, 2009, thirteen (13) shareholders of the Company have participated in loans to the Company totaling $2,823,965 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of June 30, 2010 the balance of the unsecured note payable is $30,065.

8.  Subsequent Events

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2010.  As of the date of this report, the notes have been extended on a month to month basis.

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

Financial condition, liquidity and capital resources

At June 30, 2010, we had $3,038,753 in total assets and $5,250,899 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(2,212,146). Our net working capital deficit at June 30, 2010 was ($5,049,699), which is a decrease in working capital since December, 31, 2009 of $620,351.

During the six months ended June 30, 2010, we incurred a net loss of ($1,061,999), which included $547,906 in non-cash depreciation expense. For the six months ended June 30, 2009, we incurred a net loss of ($1,331,974), which included $722,459 in non-cash depreciation expense

During the six month period ended June 30, 2010, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. dispute with landlord described in litigation section above impeded the ability to operate existing facilities; and 3. the need to move and relocate certain operating assets; and 4. the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the six months ending June 30, 2010, we incurred $827,797 in selling, general and administrative expenses for a net loss of ($1,061,999).  There was no operating income for this period as we completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

There is no current litigation.
ITEM 1A. RISK FACTORS

We are a smaller reporting issuer as defined in Regulation S-K and are only required to report material changes from the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Alan Schaffner, Managing Director Pursuant to Rule 13a-14(a)
	31.2	Certification of Richard J. DeGarmo, Managing Director Pursuant to Rule 13a-14(a)
	31.3	Certification of Sam H. Lindsey, Jr., Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Alan Schaffner, Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Richard J. DeGarmo, Managing Director Pursuant to Section1350 of Title 18 of the United States Code
	32.3	Statement of Sam H. Lindsey, Jr., Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code
(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Dated: August 23, 2010

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 23, 2010