Form 10-Q
period 2010-09-30
BIOFUELS POWER CORP
filed 2010-11-22
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25211 Grogan’s Mill Road Suite 465
The Woodlands, Texas	77380
(Address of principal executive offices)	(zip code)

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

Yes X   No __

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 20, 2010
Common Stock, $0.001 Par Value	30,859,594 Shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	Balance Sheets as of September 30, 2010 and December 31, 2009	F-1

	Unaudited Consolidated Condensed Statements of Operations	F-2
	for the nine months ended September 30, 2010 and 2009

	Unaudited Consolidated Condensed Statements of Cash Flow	F-3
	for the nine months ended September 30, 2010 and 2009

	Unaudited Consolidated Statement of Stockholders' Equity	F-4
	for the nine months ended September 30, 2010

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5 - F-10

ITEM 2	Managements’ Discussion and Analysis of Financial Condition and Plan of Operation	3

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	4

ITEM 4	Controls and Procedures	4

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	6

ITEM 1A	Risk Factors	6
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

ITEM 3	Defaults Upon Senior Securities	6

ITEM 4	Submission of Matters to a Vote of Security Holders	6

ITEM 5	Other Information	6

ITEM 6	Exhibits

	SIGNATURES	7

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2010 and December 31, 2009

	September 30	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$1,612	$1,696
Accounts receivable	-	$272,000
Prepaid expenses	5,660	5,660

Total Current Assets	7,272	279,356

Property and equipment, net	2,809,497	3,491,692

Total Assets	$2,816,769	$3,771,048

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,441,728	1,317,632
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,823,965	2,812,000
Interest payable	909,488	524,007

Total Current Liabilities	5,230,246	4,708,704

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,421,496	4,899,954

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
30,859,594 and 30,859,594 shares issued and outstanding,
respectively	30,860	30,860
Additional paid in capital	12,435,089	12,435,089
Minority interest	90,640	122,504
Accumulated deficit	(15,161,316)	(13,717,359)

Total Stockholders Equity	(2,604,726)	(1,128,906)

	$2,816,770	$3,771,048

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	1,090,340	1,917,431

Operating loss	(1,090,340)	(1,917,431)

Other Income:
Gain (loss) on disposition of fixed assets	-	(249,035)
Interest expense	(385,482)	(332,134)

Total other income (loss), net	(385,482)	(581,169)

Net Loss before minority interest	(1,475,821)	(2,498,600)

Minority interest	31,864	85,379

Net income (loss)	$(1,443,957)	$(2,413,221)

Basic and diluted net loss per common share	$(0.05)	$(0.08)

Weighted average common shares outstanding -
basic and diluted	30,859,594	30,848,604

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,443,957)	$(2,413,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	738,686	1,044,735
Expenses related to issuance of common stock for limited partnership		-
Stock issued for services	-	-
Change in derivative liability		-
Realized loss on sales of marketable securities	-	-
Loss on abandonment of leasehold inmprovements	-	390,949
Minority interest	(31,864)	(85,379)
Amortization of deferred compensation	-	-
Bad debt expense		-
Changes in operating assets and liabilities:
Accounts receivable	272,000	(272,000)
Tax rebate rerceivable		-
Prepaid expenses		-
Inventory	-	-
Accounts payable	124,096	192,438
Deposit	-	25,000
Accrued interest payable	385,481	318,508
Accrued expenses and other, net	1,414	9,934

Net Cash provided (used) in operating activities	45,857	(789,036)

Cash flow from investing activities:
Purchase of property and equipment	(234,717)	(1,343,977)
Proceed from sale of fixed assets	178,528	618,880
Purchase of marketable securities		-
Proceeds from sale of marketable securities		-
Proceeds from liquidation of restricted certificate of deposit		-
Purchase of certificate of deposit	-	(12,829)

Net cash provided by (used in) investing activities	(56,189)	(737,926)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	20,000
Net proceeds from notes	10,250	1,622,065
Retirement of notes	-	(100,000)

Net cash provided by financing activities	10,250	1,542,065

Net increase (decrease) in cash and cash equivalents	(83)	15,103

Cash and cash equivalents, beginning of period	1,696	9,691

Cash and cash equivalents, end of period	$1,613	$24,794

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2010

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at
December 31, 2009	30,859,594	$30,860	$12,435,089	$122,504	$(13,717,359)	$(1,128,906)

Net loss	-	-	-	(31,864)	(1,443,957)	(1,475,822)

Balance at
September 30, 2010	30,859,594	$30,860	$12,435,089	$90,640	$(15,161,315)	$(2,604,726)

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

Consolidation In accordance with ASC 810, formerly FIN 46(R), which requires the consolidation of certain variable interest entities, these unaudited consolidated condensed financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  For presentation purposes, the equity interests of the limited partners in TBF-1 and TBF-2 have been reflected as minority interest shareholders.  The unaudited consolidated condensed financial statements also include the accounts of Alternative Energy Consultants, LLC, which is a wholly owned subsidiary of BPC.  All material intercompany transactions have been eliminated in consolidation.

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

Biodiesel Tax Credits and Renewable Identification Numbers  Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  While these credits have been extended on a yearly basis in the past, there is no assurance that they will be extended for this year.

Under the recently enacted federal Renewable Fuel Standard, major oil companies are required to own a small percentage of renewable fuel gallons for every gallon of petroleum fuel produced.  These companies purchase Renewable Identification Numbers to comply with this mandate.  We have begun the process of qualifying our type of fuel for RINs so that they could be purchased by oil companies.  RINs have recently traded at a price of approximately $0.75 per gallon.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of September 30, 2010 and December 31, 2009 the Company had no trade accounts receivable, but did have $-0- and $272,000 accounts receivable, respectively, for prepaid amounts on the H. O. Clark property.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at September 30, 2010.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generators to the newly acquired facility.  As of September 30, 2010 the Company has $1,165,887 of acquisition cost.  The assets have not been put into operation therefore no depreciation expense is reflected in these financial statements.

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

ASC 825, formerly FASB’s SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities, became effective for the Company on January 1, 2008.  SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specific election dates.  A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date.  For the six months ended June 30, 2010, there were no applicable items on which the fair value option was elected.

Stock Based Compensation – The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of ASC 718, formerly SFAS No. 123 (R), “Share-Based Payment.”  ASC 718 generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operation based on their fair values.  Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

The Company adopted ASC 718 using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period.  Prior to the adoption of ASC 718, the Company had no share-based compensation arrangements.  Accordingly, no prior periods have been restated, the impact of ASC 718is not presented, and no pro forma amounts are presented had the company recognize stock-based compensation in accordance with ASC 718.

Net Loss Per Share – ASC 260, formerly SFAS No 128 “Earnings Per Share” requires presentations of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  There were no potentially dilutive securities at September 30, 2010 so dilutive earnings per share equals basic earnings per share.

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

The company has adopted ASC 815, formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early applications encouraged.  The Company does not expect ASC 815 to have a material impact on the preparation of its consolidated financial statements.

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

The company has adopted ASC 105, formerly FASB 168, The Hierarchy of Generally Accepted Accounting Principles.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted principles in the United States for non-governmental entities.  The adoption of this standard did not have a material impact on the preparation of these consolidated financial statement.

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

The company has adopted ASC 860, formerly FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP FAS 140-4 and FIN(R)-8”).  FSP FAS 140-4 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities.  FSP FAS 140-4 and FIN 46(R) is effective for interim or annual reporting periods ending after December 31, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R) did not have an impact on the Company’s consolidated financial position and results of operations.

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

2.  Going Concern

During the nine months ended September 30, 2010, the Company has experienced negative financial results as follows:

2010
Accumulated deficit at December 31, 2009	$(13,717,359
Net loss for nine months ended September 30, 2010	(1,443,958)
Accumulated deficit at September 30, 2010	$(15,161,316)

Cash flows provided in operating activity	$45,856

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

	The ability of the Company to control costs and increase revenues.
	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.  Property and Equipment

Property and equipment consisted of the following at September 30, 2010:

2010
Power generating equipment	$3,705,193

Machinery and equipment	132,220
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,213,841)
Total property and equipment, net	$2,809,497

Depreciation expense for the nine months ended September 30, 2010 was $738,686 and for the nine months ended September 30, 2009 depreciation expense was $1,044,735. All depreciation is included in Selling, General and Administrative expenses.

4.  Notes Payable

As of September 30, 2010, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2010, and extended on a month to month basis.  As of September 30, 2010, the Company has received $2,823,965.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by ASC 815, formerly SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $-0- for December 31, 2009, and $-0- as of September 30, 2010.

5.  Stockholders’ Equity

During the nine months ended September 30, 2010, the company issued no shares of its common stock.

6.  Commitments and Contingencies

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Corporate office lease	$677,820	$140,238	$510,600	$26,982
Generating facility leases	5,000	5,000	-0-	-0-
Total	$682,820	$145,238	$510,600	$26,982

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

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of September 30, 2010 the balance of the unsecured note payable is $30,065.

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

The Company ASC 820, formerly SFAS 157 “Fair Value Measurements” .  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Financial condition, liquidity and capital resources

At September 30, 2010, we had $2,816,769 in total assets and $5,421,496 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(2,604,726). Our net working capital deficit at September 30, 2010 was ($5,222,974), which is a decrease in working capital since December, 31, 2009 of $793,626.

During the nine months ended September 30, 2010, we incurred a net loss of ($1,443,957), which included $738,686 in non-cash depreciation expense. For the nine months ended September 30, 2009, we incurred a net loss of ($2,413,221), which included $1,044,735 in non-cash depreciation expense

During the nine month period ended September 30, 2010, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reason:  the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the nine months ending September 30, 2010, we incurred $1,090,340 in selling, general and administrative expenses for a net loss of ($1,443,957).  There was no operating income for this period as we completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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
Dated: November 22, 2010

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: Novem 22, 2010