Form 10-K
period 2010-12-31
BIOFUELS POWER CORP
filed 2011-04-15
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20550 Townsen Blvd., Suite 250 Humble, Texas	77338
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 364-7590

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ___	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ___	No X

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

There has never been a public market for our stock. Based on the most recent price report on over the counter exchanges the aggregate market value of the Company is $3,768,000 at March 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2011
Common Stock, $0.001 Par Value	31,442,760 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	48

	Signatures	49

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

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiary Alternative Energy Consultants, LLC. Our executive office is located at 20550 Townsen Blvd., Suite 250, Humble, Texas 77338. Our telephone number is 281-364-7590.

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

The process that transforms raw plant oils and animal fats into biodiesel is called transesterification. The reaction is accomplished through a relatively simple process of mixing lye and methanol with raw plant oil or animal fat; separating the resulting biodiesel  and glycerin  using conventional gravity separation; and removing any free methanol and water by passing the finished biodiesel through a high-temperature evaporator.Since the carbon dioxide released when biodiesel is burned was removed from the air during production of the feedstock, biodiesel is a “carbon neutral” fuel that does not contribute to the accumulation of atmospheric CO2. Biodiesel also emits fewer ancillary pollutants such as unburned hydrocarbons, sulfates, carbon monoxide and soot(other  than fossil fuels). Biodiesel is the only alternative fuel that complies with the health effects testing requirements of the 1990 Clean Air Act Amendments.  It is also is the only alternative fuel that runs in any conventional, unmodified diesel engine. Other benefits of biodiesel include:

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

Purchased a 79 acre industrial site in Houston, Texas which was the location of the decommissioned H. O. Clarke Power Plant formerly owned by Houston Light and Power.  The decommissioned generating plant generated up to 288 MW from gas fired steam turbines from the 1940’s to the late 1990’s when the industry was deregulated.  At that time, Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission and distribution assets including the 12 kV and 138 kV substations adjacent to the site.  Texas Genco installed six GE Frame 5 gas-fired combustion turbines providing over 80 MW as peaker units into the Centerpoint distribution 12 kV system.  These combustion turbines were decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We relocated the Company’s GE Frame 5 turbine from the Conroe site and plan to install it at this location to generate peaking  power using liquid biofuels.  In addition, we plan to acquire additional gas turbines capable of generating up to 50 MW using liquid biofuel.  We plan to install a heat recovery steam generator (HRSG) that will capture turbine exhaust heat and produce over 20 MW of additional power through steam generation.  The combination of these units could provide over 70 MW of  power into the Centerpoint distribution system already in place.  Future plans include installing larger units into the main transmission system that could bring renewable power directly to a major metropolitan area.  Significant additional funds are required to implement these plans and there is no assurance that we will be successful in raising the necessary capital to proceed.

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

In January 2008, we began operations at our Montgomery County power plant , which was connected to Entergy’s grid.  This facility was the first biofuel-fired power plant in the United States to deliver electricity into an inter-connected transmission network. We operated both the Oak Ridge North and Montgomery County facilities as “peaking plants,” which means  they were dispatched during periods of peak demand when prices for electricity were  higher and idled during low-demand periods when electricity prices were lower.  In light of damage to the ERCOT and Entergy transmission networks resulting from Hurricane Ike, high biodiesel and renewable diesel supply costs, lower power prices and ongoing negotiations to acquire the 79 acre industrial site in Houston, we elected to suspend operations at both Oak Ridge North and Montgomery County facilities.  Subsequently, we moved equipment from the Montgomergy County facility to the new 79 acre industrial site.  For these reasons, we have no revenue from power sales during 2009 and 2010 we operated in a cash conservation mode while we attempted to raise expansion capital.  There is no assurance that sufficient capital can be raised to continue company operations.

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

Biodiesel and renewable diesel are classified as renewable fuels that are eligible for refundable federal credits of $1.00 per gallon for fuels manufactured from new plant oils, fats and other virgin agricultural products and $0.50 per gallon for fuels produced from non-virgin oil and fats. For fuels used in transportation, the credit is claimed as an offset against the federal excise tax for motor fuels. For fuels used in IES and other off-road applications, the credit is paid directly by the federal government. Our business plan depends on the continued availability of tax incentives and other governmental subsidies. If the subsidy regime is modified in a way that significantly curtails the amount of available subsidies, the negative impact on our company could be substantial.  Federal subsidies for all biofuels credits expired at the end of 2009 and were extended until the of end of 2011, but there’s no assurance that the Congress will renew them going forward.

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

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2009 and 2010.  Should we be successful in restoring power generation at the new site, we hope to derive additional operating revenue and credits from a variety of sources including:

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

Renewable Identification Numbers (RINs)  The use of approved  feedstocks such as non-cellulosic portions of food waste (ie.yellow grease) and animal fats can create EPA approved RINs that are purchased by petroleum producers  to comply with the new Renewable Fuel Standard  (RFS).  Under the RFS, petroleum producers are required to have a certain percentage of renewable gallons (traded as RIN gallons) for each volume of petroleum fuel produced.  The price of RINs traded depend on the availability of RINs in the marketplace but over the last year RIN values have often exceeded FETR values  for qualifying renewable gallons.

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

For the years ended December 31, 2010 and 2009, we incurred net losses of ($2,055,087) and ($4,081,814) respectively. At December 31, 2010, we had approximately ($5,405,472) in working capital and our accumulated deficit was ($15,772,446). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2010 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

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

Our CFO, Sam H. Lindsey, Jr. and our director Richard DeGarmo are both actively engaged in other business activities. While our officers or directors aren't engaged in activities that are competitive with our business, they will both face conflicts of interest in allocating their time among their various interests. To the extent that material conflicts of interest arise, those conflicts may have a material adverse impact on our business or stock price. We plan to hire a full-time CEO and a full time CFO, but can offer no assurance respecting the availability of suitably experienced executive officers, the amount of time required to complete our planned executive search, or the terms of any future employment agreement a newly hired executive officer will require.

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

ITEM 2 — PROPERTIES

Our executive office is located at 20550 Townsen Blvd., Suite 250, Humble, TX  77338. Our telephone number is 281-364-7590.  We are utilizing the space on a monthly basis and are not under a lease agreement with regard to the space.

In addition to our executive office facilities, we have:

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

Holders

As of March 31, 2011, there were 302 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

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

The plan provides for the grant of incentive awards to full-time employees, non-employee directors and consultants. Within the limits of the plan, the Company will have absolute discretion in deciding who will receive awards and the terms of such awards. The plan authorizes the creation of incentive and/or non-qualified stock options, shares of restricted and/or phantom stock and stock bonuses. In addition, the plan will allow us to grant cash bonuses payable when an employee is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

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

Combined On the date of this annual report on Form 10-K, we had 31,442,760 shares outstanding, including 12,876,846 shares held by persons who are not directors, officers or affiliates of our company.  Of this total:

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

Financial condition

In December 2006, we became the general partner of TBF-I and TBF-II; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBF-I; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBF-II. Since December 31, 2006, we have acquired all of the remaining TBF-I units and dissolved the partnership. We have also acquired 2,470 additional TBF-II units and presently own an 87.1% majority of the outstanding TBF-II units. In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, our consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of TBF-I and TBF-II, and reflect the limited partner interests held by others as a long-term liability. During 2007, we sold approximately 4 million additional shares of our common stock for approximately $3 million in cash. The following table provides summary balance sheet information as of December 31, 2010 and 2009, and is based on the audited annual financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$5,138	$1,696
Accounts Receivable	-	272,000
Other current assets	-	5,660

Property and equipment, net	2,370,244	3,491,692
Certificate of deposit pledged as leasehold security
Total assets	$2,375,382	$3,771,048

LIABILITIES
Current Liabilities	5,410,409	$4,708,704
Notes Payable	191,250	191,250

Total liabilities	$5,601,860	$4,899,954

STOCKHOLDERS EQUITY
Common stock, 31,442,760 outstanding at December 31, 2010 and 31,442,760 shares outstanding at December 31, 2009	$31,455	$31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	80,019	122,504

Retained earnings (deficit)	(15,772,446)	(13,717,359)
Total Stockholders equity	$(3,226,478)	$(1,128,906)

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

We acquired the H.O. Clarke power plant site that is adjacent to an active 138 kV Centerpoint Energy substationinter-connected with ERCOT.  Our site has four decommissioned gas–fired steam generating units that totaled 288 MW.  These will be evaluated for components that can be reused, sold or demolished for the scrap value.  Adjacent to the steam generating units are six pad sites for gas turbines connected to Centerpoint’s 12kV distribution system.  We moved the Montgomery County GE Frame 5 turbine to this site during 2009 but did not place it in operation..  In addition, we purchased a heat recovery steam generator (HRSG) that, when installed, can be used to raise steam supplies to increase our generating capacity by approximately 15 MW without increasing our fuel costs. In order to install the HRSG at the H.O. Clarke site and put our planned secondary heat recovery system in service, we will need to buy a suitable steam turbine with a rated capacity of 15 MW along with related balance of plant systems, complete project engineering, install the systems and commission the facilites. We are presently conducting a technical and mechanical evaluation of equipment that appears suitable for our purposes. Once we purchase suitable equipment, we anticipate a lead time of nine to twelve months to move the HRSG and turbine to our new site and complete all necessary installation, commissioning and testing activities. The total estimated future costs associated with our planned acquisition of a steam turbine and the installation of the secondary heat recovery system are approximately $2.5 million. Should we elect to purchase  companion 25 MW  gas turbines to expand the project to a total of over 50 MW into the distribution grid the total cost is expected to exceed $30 million.  We do not have sufficient financial resources to complete our planned acquisition and installation of this equipment and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to reestablish power production at this new site..
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

Liquidity and capital resources

During the year ended December 31, 2010 and December 31, 2009, we incurred net losses of $(2,055,087) and $(4,081,814) respectively. We had $5,138 in current assets and $5,410,610 in current liabilities at December 31, 2010, leaving us a working capital balance of $(5,405,472).

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

We have no contractual obligations

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the selected financial data specified in Item 305 of Regulation S-K.

Clay Thomas, P.C.
Certified Public Accountant

8302 Hausman Road West
No. 518
San Antonio, Texas 78249
(210) 908-9536 (office)
(210) 908-9344     (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Biofuels Power Corporation
The Woodlands, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2010, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
April 13, 2011

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009

	December 31	December 31,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$5,138	$1,696
Accounts receivable	-	272,000
Prepaid expenses	-	5,660

Total Current Assets	5,138	279,356

Property and equipment, net	2,370,244	3,491,692

Total Assets	$2,375,382	$3,771,048

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,483,409	1,317,632
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,832,465	2,812,000
Interest payable	1,039,671	524,007

Total Current Liabilities	5,410,610	4,708,704

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,601,860	4,899,954

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	80,019	122,504
Accumulated deficit	(15,772,446)	(13,717,359)

Total Stockholders Equity	(3,226,478)	(1,128,906)

	$2,375,382	$3,771,048

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended 31, 2010 and 2009

	Years Ended December 31,
	2010	2009
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	1,348,639	2,631,934

Operating loss	(1,348,639)	(2,631,934)

Other Income:
Other income, net	15,204	141,914
Change in derivative liability		8,862
Gain (loss) on disposition of fixed assets	(248,473)	(1,233,384)
Interest expense	(515,665)	(463,272)

Total other income (loss), net	(748,934)	(1,545,880)

Net Loss before minority interest	(2,097,573)	(4,177,814)

Minority interest	42,485	96,000

Net income (loss)	$(2,055,087)	$(4,081,814)

Basic and diluted net loss per common share	$(0.07)	$(0.13)

Weighted average common shares outstanding -
basic and diluted	31,442,760	30,848,604

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2010 and 2009

	For the years ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,055,087)	$(4,081,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	763,120	1,184,797
Expenses related to issuance of common stock for limited partnership		-
Realized loss on sales of marketable securities	-	-
Loss on abandonment of leasehold inmprovements	425,000	1,233,384
Minority interest	(42,485)	(96,000)
Changes in operating assets and liabilities:
Accounts receivable	272,000	(272,000)
Prepaid expenses	5,660
Inventory	-	99,291
Accounts payable	165,777	621,129
Deposit	-	25,000
Accrued interest payable	515,664	448,360
Accrued expenses and other, net	(10,483)	718

Net Cash provided (used) in operating activities	39,166	(837,135)

Cash flow from investing activities:
Purchase of property and equipment	(234,717)	(1,343,977)
Proceed from sale of fixed assets	178,528	618,880
Purchase of certificate of deposit	-	(12,829)

Net cash provided by (used in) investing activities	(56,189)	(737,926)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	20,000
Net proceeds from notes	20,465	1,647,065
Retirement of notes	-	(100,000)

Net cash provided by financing activities	20,465	1,567,065

Net increase (decrease) in cash and cash equivalents	3,442	(7,995)

Cash and cash equivalents, beginning of period	1,696	9,691

Cash and cash equivalents, end of period	$5,138	$1,696

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2010 and December 31, 2009

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
December 31, 2008	31,422,760	$31,435	$12,414,514	$218,504	$(9,635,547)	$3,028,906

Issuance of common
stock for cash	20,000	20	19,980			20,000

Net loss	-	-	-	(96,000)	(4,081,814)	(4,177,814)
Balance at
December 31, 2009	31,442,760	$31,455	$12,434,494	$122,504	$(13,717,359)	$(1,128,906)

Net loss	-	-	-	(42,485)	(2,055,087)	(2,097,573)

Balance at
September 30, 2010	31,442,760	$31,455	$12,434,494	$80,019	$(15,772,446)	$(3,226,478)

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

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2010 and December 31, 2009, the Company did not have any open hedge contracts.

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

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. BPC received $-0- and $-0-  in Federal credits during 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2010 the Company had no trade accounts receivable or Federal credits receivable.  As of December 31, 2009 accounts receivable of $272,000 was due from a contractor to be offset against future improvements to be made on the newly acquired H O. Clark facility.

Inventory

Inventory is stated at the lower of cost or market.  As of December 31, 2009 the inventory was written down to reflect the results of litigation settled in the 4th quarter 2009 pertaining to the leased facility where fuel inventory tanks were located.  The result of the settlement the fuel tanks remained at the leased facility and the fuel inventory abandoned.  Fuel inventory as of December 31, 2010 and December 31, 2009 were $-0- and $-0- respectively.

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

Impairment of Long-Lived Asset

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value.  A ($1,233,384) loss was recognized as a result of these write downs as of December 31, 2009.  In 2010 additional equipment was sold totaling $178,527 and an additional loss of ($246,473) was recognized as a result of write downs.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2010 and 2009, the Company did not have any potential dilutive securities.

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

2.    Going Concern

During the years ended December 31, 2010 and 2009, the Company has experienced negative financial results as follows:

	2010	2009
Net loss	$(2,055,0887)	$(4,081,814)
Positive (Negative) cash flows from operations	39,166	(837,135)
Accumulated deficit	(15,772,446)	(13,717,359)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

·	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

·	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

·	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

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

3.  Hedge Accounts

The Company had no hedging accounts or hedging activity during 2010 or 2009.

4.   Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Power generating equipment	$3,390,399	$3,531,553
Buildings and improvements	1,186,225	951,208
Machinery and equipment	198,241	242,043
Less accumulated depreciation	(2,404,621)	(1,475,155)

Total property and equipment, net	$2,370,244	$3,491,692

Depreciation expense for the years ended December 31, 2010 and 200 was $763,120 and $1,184,797 of which all was recorded as a general and administrative expense

5.  Notes Payable

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

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  The agreement was increased to $3,000,000 and extended to August 19, 2010.  On August 10, 2010 the note was extended to August 19, 2011.   The Company has received $2,832,465 and $2,812,000  as of December 31, 2010 and 2009 respectively.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 (SFAS 133, “Accounting for Derivatives and Hedging Activities,”) and have recorded derivative liabilities of  $-0- as of December 31, 2010 and $-0- as of December 31, 2009.

6.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:

Receivable from affiliate	$121,041	$121,041
Net operating loss carry-forwards	372,788	316,788

Total deferred tax assets	493,829	437,829

Valuation allowance	(493,829)	(437,829)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2010 and 2009, are as follows:

	2010		2009
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$(713,175)	(34.0)	$(1,200,534)	(34.0)
Income attributable to limited partners	42,485	4.0	122,504	4.0
Stock based compensation			0	0.0
Settlement expense			0	0.0
Increase in valuation allowance	56,000	1.2	96,000	1.2
Other	614,690	28.8	982,030	28.8

	$-	0.0	$-	0.0

As of December 31, 2010, for U.S. federal income tax reporting purposes, the Company has approximately $11,500,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2029.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

6.           Stockholders’ Equity

The Company entered into an investment banking contract with M1 Energy Capital Securities, LLC (“M1 Energy”) of Chicago, Illinois to raise capital under a Regulation D Private Placement Offering. M1 Energy raised $3,500,000 for TBF-1 and $3,500,000 for TBF-2. These offerings were to sell up to 3,500 Membership Units (“Units”) to accredited investors at $1,000 per unit. The total cost paid to M1 Energy of $777,239 was recorded as a reduction in the minority interest liability.  M1 Energy also raised $3,926,355 through December 31, 2007 for a Private Placement for Biofuels Power Corp.  As compensation for this service as of December 31, 2007, M1 Energy was paid $225,000 in cash and was issued 247,816 shares of common stock with a value of $309,770 or $1.25 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering. .

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

7.   Commitments and Contingencies

Operating Lease

On August 1, 2007 the Company entered into a ground lease agreement with the city of Oak Ridge North for the location of the first power project. The lease is a 44-month-lease which requires monthly payments of $3,500 per month.  The agreement contains options to renew the lease for two consecutive five year terms. During the fourth quarter 2010 the  Company negotiated the transfer of the lease and was released from future liability.

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

On July 1, 2008, the Company relocated its corporate offices and executed a lease for five years for $11,130 per month.  The lease escalates at 10% per year.  During the fourth quarter 2010 the Company negotiated the transfer of the lease and was released from future liability under the terms of the lease.

During the fourth quarter 2010 the corporate offices relocated to shared offices spaces on a month to month basis without a lease obligation.

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

Tolling Agreement

BPC entered into a tolling agreement with SRC on September 12, 2006 to process biodiesel for its power projects for a price of $0.50 per gallon.  This contract expires on December 31, 2008 but is extendable for consecutive one-year terms.  During the year ended December 31, 2007, the Company purchased approximately 90% of its biodiesel under this tolling agreement.  During years ended December 31, 2010 and December 31, 2009 the Company purchases $-0- and $-0- respectively.

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

During 2010 the Company received an additional $20,465 from shareholder as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

9.           Subsequent Events

The Company completed a short term lease for the use of a portion of its H. O. Clark facility during the first quarter 2011 under an agreement providing for $3,000 rent per month for a three month period.

The Statement of Stockholders Equity was adjusted to agree with the transfer agent report as of December 31, 2009 and 2010.  The effect of the adjustment was to increase capital stock and decrease paid in capital by $595.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2010, our internal control over financial reporting is effective.

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

Name	Age	Position	Term Expires
Eric Gadd	55	Interim COO	2011 Annual Meeting
Sam H. Lindsey, Jr	65	Interim CFO
Alan Schaffner	50	Independent Director	2011 Annual Meeting
Richard DeGarmo	56	Independent Director	2011 Annual Meeting

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

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Eric Gadd	Interim COO	2010	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2010	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2010	$19,000	—	$—	—	$19,000

Equity-based Compensation During 2010 and 2009

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2010. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

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

For 2011, we will endeavor to ensure that a substantial amount of each Named Executive Officer’s total compensation will be performance-based, linked to the Company’s operating performance, and over the executive’s tenure, derived its value from the market price of the Company’s common stock.

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

Elements of Compensation

Compensation arrangements for the Named Executive Officers under our fiscal 2010 compensation program will typically include four components: (a) a base salary; (b) a cash bonus program; (c) the grant of equity incentives in the form of non-qualified stock options; and (d) other compensation and employee benefits generally available to all of our employees.

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

Only independent directors will be compensated separately for service as Board members. While each of our directors received restricted stock grants in November 2007 as described above, none of our directors received any cash compensation for services rendered in their capacity as directors during the year ended December 31, 2010 or 2009. Each of our independent directors will receive the following compensation for the year ended December 31, 2011:

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

  ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

We had 31,442,760 shares of common stock issued and outstanding on the date of this annual report on Form 10-K. We have no outstanding convertible securities and no warrants or options that are presently exercisable or will become exercisable within 60 days. The following table sets forth information with respect to the beneficial ownership of our common stock for each of our executive officers and directors; all of our executive officers and directors as a group; and any other beneficial owner of more than 5% of our outstanding common stock

Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all common stock held by that person. The address of each named beneficial owner, unless indicated otherwise by footnote, is 25211 Grogans Mill, Suite 465, The Woodlands, Texas 77380.

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

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company during 2009 by Clay Thomas, PC for audit fees and services to interim financial statements and filing of various documents with the SEC were $39,250.

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2010 and 2009

Balance Sheet as of December 31, 2010 and 2009

Statement of Operations for the years ended December 31, 2010 and 2009

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

Statement of Cash Flow for the years ended December 31, 2010 and 2009

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

By            /s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Date April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner Alan Schafner	Director	Date April 14, 2011
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date April 14, 2011
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date April 14, 2011