Form 10-K/A
period 2010-12-31
BIOFUELS POWER CORP
filed 2011-06-15
CIK 1391407

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

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20550 Townsen Blvd., Suite 250, Humble, Texas	77338
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 364-7590

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ___	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ___	No X

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

This Form 10K A is filed to correct the date in management’s discussion of internal control in Item 9A from December 31, 2009 to December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 20010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2010, our internal control over financial reporting is effective.

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
Date June 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner Alan Schafner	Director	Date June 15, 2011
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date June 15, 2011
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date June 15, 2011