Form 10-Q
period 2011-06-30
BIOFUELS POWER CORP
filed 2011-08-22
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20550 Townsen Blvd., Suite 250	77338
Humble, Texas	(zip code)
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 22, 2011
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2011 and December 31, 2010

	June 30	December 31,
	2011	2010
ASSETS	Unaudited	Audited

Current Assets
Cash and cash equivalents	$2,374	$5,138
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	2,374	5,138

Property and equipment, net	1,988,685	2,370,244

Total Assets	$1,991,059	$2,375,382

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,507,995	1,483,409
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,869,965	2,832,465
Interest payable	1,298,742	1,039,671

Total Current Liabilities	5,731,767	5,410,610

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,923,017	5,601,860

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	58,777	80,019
Accumulated deficit	(16,456,684)	(15,772,446)

Total Stockholders Equity	(3,931,958)	(3,226,478)

	$1,991,059	$2,375,382

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	480,441	827,797

Operating loss	(480,441)	(827,797)

Other Income:
Other income, net	34,029	-
Change in derivative liability		-
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(259,071)	(255,444)

Total other income (loss), net	(225,042)	(255,444)

Net Loss before minority interest	(705,483)	(1,083,241)

Minority interest	21,242	21,242

Net income (loss)	$(684,240)	$(1,061,999)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(684,240)	$(1,331,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	381,559	722,459
Minority interest	(21,242)	(23,488)
Changes in operating assets and liabilities:
Accounts receivable	-	(404,776)
Accounts payable	24,586	169,007
Deposit		25,000
Accrued interest payable	259,073	191,889
Accrued expenses and other, net	-	108,005

Net Cash provided (used) in operating activities	(40,264)	(543,878)

Cash flow from investing activities:
Purchase of property and equipment	-	(1,343,977)
Proceed from sale of fixed assets	-	618,880

Net cash provided by (used in) investing activities	-	(725,097)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	20,000
Net proceeds from notes	37,500	1,342,800
Retirement of notes	-	(100,000)

Net cash provided by financing activities	37,500	1,262,800

Net increase (decrease) in cash and cash equivalents	(2,764)	(6,175)

Cash and cash equivalents, beginning of period	5,138	9,691

Cash and cash equivalents, end of period	$2,374	$3,516

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2011

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
December 31, 2010	31,422,760	$31,455	$12,434,494	$80,019	$(15,772,446)	$(3,226,478)

Issuance of common
stock for cash	-	-	-			-

Net loss	-	-	-	(21,242)	(684,240)	(705,482)
Balance at
March 31, 2011	31,422,760	$31,455	$12,434,494	$58,777	$(16,456,684)	$(3,931,958)

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

Revenue Recognition Revenue, which began to be recorded during 2007, is recognized when the electricity produced is provided to the electric grid maintained by the Electric Reliability Council of Texas (ERCOT).  A power sales agreement is in place with Fulcrum Power, a Qualified Scheduling Entity (QSE) for ERCOT.  Electric sales into ERCOT may only be made through the scheduling of a QSE, which also receives payment from ERCOT for all sales in a process called “settlement.”  Initial settlement takes place eight days after the date of sale with subsequent adjustments at 60 days and 180 days after the sale, if needed.  To date, the Company has not experienced any material settlement adjustments and it does not anticipate material settlement adjustments in the future.  All of the sales from the Company’s Oak Ridge North facility were made into the ERCOT Balancing Energy Market.  Such sales are priced by ERCOT for each 15-minute interval of each hour of each day.  The price for all balancing energy dispatched in a given interval is the highest bid of any electricity dispatched by ERCOT in that interval.  The price per megawatt is determined at the time of the sale.  ERCOT bills each utility company purchaser, collects the money due under a formal settlement process and remits the proceeds to the QSE scheduling the electricity actually purchased.  The QSE pays the power generator when it receives payment from ERCOT.  The Company paid Fulcrum Power a monthly fee for services that are not directly related to the revenue the Company receives from sales of electricity.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2011 and June 30, 2010 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at June 30, 2011.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved  its  turbine generators to the newly acquired facility as soon as feasible.  As of June 30, 2011 the Company has $1,165,887 of acquisition cost.  The assets have not been put into operation, therefore no depreciation expense is reflected in these financial statements.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2011 and June 30, 2010, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the six months ended June 30, 2011, the Company has experienced negative financial results as follows:

2011
Accumulated deficit at December 31, 2010	$(15,772,446)
Net loss for six months ended June 30, 2011	$(684,240)
Accumulated deficit at June 30, 2010	$(16,456,684)

Negative cash flows used in operating activities	$(40,264)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at June 30, 2011:
2011
Power generating equipment	$3,428,194

Machinery and equipment	160,746
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,786,180)
Total property and equipment, net	$1,988,685

Depreciation expense for the six months ended June 30, 2011 was $381,559 and for the six months ended June 30, 2010 depreciation expense was $722,459. All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of June 30, 2011, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2011.  As of June 30, 2011, the Company has received $2,869,965.

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

5.         Stockholders’ Equity

During the six months ended June 30, 2011, the company issued no shares of its common stock.

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

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through June 30, 2011, fifteen (15) shareholders of the Company have participated in loans to the Company totaling $2,869,965 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of June 30, 2011 the balance of the unsecured note payable is $30,065.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.2	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.3	Statement of Chief Accounting Officer Pursuant to Section1350 of Title 18 of the United States Code
(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarma
Rich DeGarma, Managing Director
Dated: August 22, 2011

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 22, 2011