Form 10-Q/A
period 2011-06-30
BIOFUELS POWER CORP
filed 2011-09-14
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

"The amended Form 10Q is being filed to comply with XBRL requirement and to correct the Statement of Cash Flows for the six months ended June 30, 2011 for the comparative June 30, 2010 data, and to correct the date on the Statement of Stockholders' Equity."

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

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(684,240)	$(1,061,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	381,559	547,906
Minority interest	(21,242)	(21,242)
Changes in operating assets and liabilities:
Accounts receivable	-	272,000
Accounts payable	24,586	80,688
Deposit	-	-
Accrued interest payable	259,073	255,444
Accrued expenses and other, net	-	4,265

Net Cash provided (used) in operating activities	(40,264)	77,061

Cash flow from investing activities:
Purchase of property and equipment	-	(234,717)
Proceed from sale of fixed assets	-	150,000

Net cash provided by (used in) investing activities	-	84,717

Cash flows from financing activities:
Net proceeds from sale of common stock	-	-
Net proceeds from notes	37,500	10,250
Retirement of notes	-	(100,000)

Net cash provided by financing activities	37,500	10,250

Net increase (decrease) in cash and cash equivalents	(2,764)	2,594

Cash and cash equivalents, beginning of period	5,138	1,696

Cash and cash equivalents, end of period	$2,374	$4,290

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.	OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.2	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.3	Statement of Chief Accounting Officer Pursuant to Section1350 of Title 18 of the United States Code
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarma
Rich DeGarma, Managing Director
Dated: September 14, 2011

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: September 14, 2011