Form 10-Q
period 2011-09-30
BIOFUELS POWER CORP
filed 2011-11-18
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 18, 2011
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
September 30, 2011 and December 31, 2010

	September 30	December 31,
	2011	2010
ASSETS	Unaudited	Audited

Current Assets
Cash and cash equivalents	$7,426	$5,138
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	7,426	5,138

Property and equipment, net	1,787,937	2,370,244

Total Assets	$1,795,363	$2,375,382

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,520,288	1,483,409
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,882,615	2,832,465
Interest payable	1,431,204	1,039,671

Total Current Liabilities	5,889,173	5,410,610

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,080,423	5,601,860

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	48,155	80,019
Accumulated deficit	(16,799,164)	(15,772,446)

Total Stockholders Equity	(4,285,059)	(3,226,478)

	$1,795,363	$2,375,382

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	701,080	1,090,340

Operating loss	(701,080)	(1,090,340)

Other Income:
Other income, net	34,029	-
Change in derivative liability		-
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(391,533)	(385,482)

Total other income (loss), net	(357,504)	(385,482)

Net Loss before minority interest	(1,058,584)	(1,475,822)

Minority interest	31,864	31,864

Net income (loss)	$(1,026,720)	$(1,443,958)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average common shares outstanding -
basic and diluted	31,442,760	30,859,594

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,026,720)	$(1,443,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	572,307	738,686
Minority interest	(31,864)	(31,864)
Changes in operating assets and liabilities:
Accounts receivable	-	272,000
Accounts payable	36,879	124,096
Accrued interest payable	391,535	385,481
Accrued expenses and other, net	-	1,414

Net Cash provided (used) in operating activities	(57,862)	45,857

Cash flow from investing activities:
Purchase of property and equipment	-	(234,717)
Proceed from sale of fixed assets	10,000	178,528

Net cash provided by (used in) investing activities	10,000	(56,189)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	-
Net proceeds from notes	50,150	10,250
Retirement of notes	-	-

Net cash provided by financing activities	50,150	10,250

Net increase (decrease) in cash and cash equivalents	2,288	(83)

Cash and cash equivalents, beginning of period	5,138	1,696

Cash and cash equivalents, end of period	$7,426	$1,613

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2011

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
December 31, 2010	31,422,760	$31,455	$12,434,494	$80,019	$(15,772,446)	$(3,226,478)

Issuance of common
stock for cash	-	-	-			-

Net loss	-	-	-	(31,864)	(1,026,720)	(1,058,583)
Balance at
September 30, 2011	31,422,760	$31,455	$12,434,494	$48,155	$(16,799,164)	$(4,285,059)

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of September 30, 2011 and September  30, 2010 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at September  30, 2011.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved  its  turbine generators to the newly acquired facility as soon as feasible.  As of September 30, 2011 the Company has $1,165,887 of acquisition cost.  The assets have not been put into operation, therefore no depreciation expense is reflected in these financial statements.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended September 30, 2011 and September 30, 2010, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the nine months ended September 30, 2011, the Company has experienced negative financial results as follows:

2011
Accumulated deficit at December 31, 2010	$(15,772,446)
Net loss for nine months ended September 30, 2011	$(1,026,720)
Accumulated deficit at September 30, 2010	$(16,799,164)

Negative cash flows used in operating activities	$(57,862)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at September 30, 2011:

2011
Power generating equipment	$3,428,194

Machinery and equipment	150,746
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,976,928)
Total property and equipment, net	$1,787,937

Depreciation expense for the nine months ended September 30, 2011 was $572,307 and for the nine months ended September 30, 2010 depreciation expense was $738,686. All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of September 30, 2011, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2012.  As of September 30, 2011, the Company has received $2,882,615.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009, and $-0- as of December 31, 2009 and December 31, 2010, and $-0- as of September 30, 2011.

5.         Stockholders’ Equity

During the nine months ended September 30, 2011, the company issued no shares of its common stock.

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

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through September 30, 2011, fifteen (15) shareholders of the Company have participated in loans to the Company totaling $2,882,615 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of September 30, 2011 the balance of the unsecured note payable is $30,065.

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

Financial condition, liquidity and capital resources

At September 30, 2011, we had $1,795,363 in total assets and $6,080,423 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(4,285,059). Our net working capital deficit at September 30, 2011 was ($5,881,747), which is a decrease in working capital since December, 31, 2010 of $476,275.

During the nine months ended September 30, 2011, we incurred a net loss of ($1,026,720), which included $572,307 in non-cash depreciation expense. For the nine months ended September 30, 2010, we incurred a net loss of ($1,443,957), which included $738,686 in non-cash depreciation expense

During the nine month period ended September 30, 2011, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the nine months ending September 30, 2011, we incurred $701,080 in selling, general and administrative expenses for a net loss of ($1,026,720).  There was no operating income for this period as we completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Dated: November 18, 2011

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: November 18, 2011