Form 10-K
period 2011-12-31
BIOFUELS POWER CORP
filed 2012-04-16
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20202 Hwy 59 N, Suite 210 Humble, Texas	77338
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 364-7590

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ___	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ___	No X

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2012
Common Stock, $0.001 Par Value	31,442,760 Shares

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

ITEM 1— BUSINESS

History:

From inception through mid-2006, we engaged in a largely unsuccessful effort to complete live fire testing and obtain military procurement contracts for the Deto-Stop explosion prevention system. In December 2006, we changed our name to Biofuels Power Corporation, assumed control over two partnerships described below that were organized and syndicated by Texoga during 2006, raised approximately $1.5 million in equity from the sale of common stock and reformulated our business plan to focus on building and operating distributed electrical generating plants in the metropolitan Houston area that are fueled by biodiesel and renewable diesel. In addition, due to the low cost of natural gas the high price of oil in the U.S., the firm is diversifying to develop a gas to liquids production.

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

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiary Alternative Energy Consultants, LLC. Our executive office is located at 20202 Hwy 59 N, Suite 210, Humble, Texas 77338. Our telephone number is 281-364-7590.

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

In addition, the Company has signed a letter of intent with RMBI International to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study is expected to be completed before year end at a cost of approximately $1 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the feasibility study will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 – 1,000 bbls per day of syncrude (a combination of petroleum components including diesel grade fuel and napthas). A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

Future projects of this type may be attractive to the numerous oil operators drilling shale gas wells that may be confronted with curtailing production or, in the extreme case, ceasing production entirely.  These “stranded gas wells” would be released for production if the planned GTL units could process the natural gas immediately after completion of the well.

The Houston Clean Energy Park is an ideal location for the development of a gas-to-liquids facility. The site has access to a large intrastate pipeline, grid connection through the on-site substation and easy access to the Houston Ship Channel refinery and petrochemical complex.  The feasibility study is an important step in commercializing the technical concept. Future gas-to-liquids developments like this could fill a need in the energy industry for decades to come.

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

We are also working on other clean technologies to enhance the value of our site.  The current venture to study the feasibility of adding a GTL facility could result in both the operation of a gas-to-liquids plant as well as the sale of these modular plants to others.  There are a number of wells drilled for shale gas that are shut in due to lack of a pipeline connection.  These wells could produce quicker if modular systems were available to convert the natural gas into salable petroleum products.  We would like to build, sell and commission small plants such as these.

Operations: Our current operations are conducted at two sites in the HGB surrounding Houston, Texas. All of our facilities are located within 35 miles of downtown Houston.

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

Our planned H.O. Clarke power plant ( Houston Clean Energy Park) can be configured to use off-spec biodiesel, renewable diesel natural gas and other petroleum products to generate electricity and waste heat for steam generation. We believe the ability to burn a variety of fuels and adjust our fuel mix in response to market conditions will enhance our ability to access  fuel supplies from a variety of sources, minimize production costs and maximize gross income from IES activities.

In addition, the Company announced that it plans to help develop the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration is not new or untested but rather links conventional equipment in a unique way.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the company’s GTL development will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into feasibility approximately 500 – 1,000 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

Future projects of this type may be attractive to the numerous oil operators drilling shale gas wells that may be confronted with curtailing production or, in the extreme case, ceasing production entirely.  These “stranded gas wells” would be released for production if the planned GTL units could process the natural gas immediately after completion of the well.

The Houston Clean Energy Park is an ideal location for the development of a gas-to-liquids facility. The site has access to a large intrastate pipeline, grid connection through the on-site substation and easy access to the Houston Ship Channel refinery and petrochemical complex.  The feasibility study is an important step in commercializing the technical concept. Future gas-to-liquids developments like this could fill a need in the energy industry for decades to come.

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

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2010 and 2011.  Should we be successful in restoring power generation at the new site, we hope to derive additional operating revenue and credits from a variety of sources including:

·
Federal Excise Tax Rebate (FETR) Biodiesel and renewable diesel produced from virgin oils and fats and used as a fuel are entitled to a $1.00 per gallon rebate ($0.50 for non virgin oils and fats) from the Federal Government in the form of an Excise Tax Rebate.  IRS Form 720 is a quarterly report that allows registered blenders to request the rebate.  Alternative diesel fuel produced from renewable feedstocks (but not classified as biodiesel) entitled to a $0.50 per gallon rebate.  As of the date of this filing, these rebates have not been extended by the Federal government.  There is no assurance that these rebates will be extended and, if extended, there is no assurance that the extension will continue beyond December 31, 2011.

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

For the years ended December 31, 2011 and 2010, we incurred net losses of ($1,280,310) and ($2,055,087) respectively. At December 31, 2011, we had approximately ($6,227,256) in working capital and our accumulated deficit was ($17,052,756). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2011 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

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

ITEM 2 — PROPERTIES

Our executive office is located at 20202 Hwy 59 N, Suite 210, Humble, TX  77338. Our telephone number is 281-364-7590.  We are utilizing the space on a monthly basis and are not under a lease agreement with regard to the space.

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

We have not submitted any matters for a stockholders vote during 2011.

PART II

ITEM 5 —  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently trading on the OTCBB exchange as BFLS.OB.

Holders

As of March 31, 2012, there were 302 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

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

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

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

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$23,508	$5,138
Accounts Receivable	-	-
Other current assets	-	-

Property and equipment, net	1,869,234	2,370,244
Certificate of deposit pledged as leasehold security
Total assets	$1,892,742	$2,375,382

LIABILITIES
Current Liabilities	6,250,764	$5,410,610
Notes Payable	191,250	191,250

Total liabilities	$6,442,014	$5,601,860

STOCKHOLDERS EQUITY
Common stock, 31,442,760 outstanding at December 31, 2011 and 31,442,760 shares outstanding at December 31, 2010	$31,455	$31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	37,534	80,019

Retained earnings (deficit)	(17,052,756)	(15,772,446)
Total Stockholders equity	$(4,549,272)	$(3,226,478)

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

We acquired the H.O. Clarke power plant site that is adjacent to an active 138 kV Centerpoint Energy substationinter-connected with ERCOT.  Our site has four decommissioned gas–fired steam generating units that totaled 288 MW.  These will be evaluated for components that can be reused, sold or demolished for the scrap value.  Adjacent to the steam generating units are six pad sites for gas turbines connected to Centerpoint’s 12kV distribution system.  We moved the Montgomery County GE Frame 5 turbine to this site during 2009 but did not place it in operation. We are presently conducting a technical and mechanical evaluation of equipment that appears suitable for our purposes. Should we elect to purchase companion 25 MW  gas turbines to expand the project to a total of over 50 MW into the distribution grid the total cost is expected to exceed $30 million.  We do not have sufficient financial resources to complete our planned acquisition and installation of this equipment and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to reestablish power production at this new site. In combination, we believe our existing facilities will give us sufficient corporate mass to make credible sales presentations to potential purchasers of green electricity and users of HACS. There can be no assurances that future contract prices for green electricity or HACS will provide sufficient revenue to offset our anticipated operating expenses.

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

In addition, the Company the  plans to help develop the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”) is timely considering the current low price of natural gas.  The technology under consideration is not new or untested but rather links conventional equipment in a unique way.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the company’s GTL development will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into feasibility approximately 500 – 1,000 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

Future projects of this type may be attractive to the numerous oil operators drilling shale gas wells that may be confronted with curtailing production or, in the extreme case, ceasing production entirely.  These “stranded gas wells” would be released for production if the planned GTL units could process the natural gas immediately after completion of the well.

The Houston Clean Energy Park is an ideal location for the development of a gas-to-liquids facility. The site has access to a large intrastate pipeline, grid connection through the on-site substation and easy access to the Houston Ship Channel refinery and petrochemical complex.  The feasibility study is an important step in commercializing the technical concept. Future gas-to-liquids developments like this could fill a need in the energy industry for decades to come.

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

Liquidity and capital resources

During the year ended December 31, 2011 and December 31, 2010, we incurred net losses of $(1,280,310) and $(2,055,087) respectively. We had $23,508 in current assets and $6,250,764 in current liabilities at December 31, 2011, leaving us a working capital balance of $(6,227,256).

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
The Woodlands, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2011, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
April 12, 2012

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$23,508	$5,138
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	23,508	5,138

Property and equipment, net	1,869,234	2,370,244

Total Assets	$1,892,742	$2,375,382

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,678,460	1,483,409
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,962,615	2,832,465
Interest payable	1,554,625	1,039,671

Total Current Liabilities	6,250,764	5,410,610

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,442,014	5,601,860

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	37,534	80,019
Accumulated deficit	(17,052,756)	(15,772,446)

Total Stockholders Equity	(4,549,272)	(3,226,478)

	$1,892,742	$2,375,382
	(0)
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2011 and 2010

	Years Ended December 31,
	2011	2010
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	829,619	1,348,639

Operating loss	(829,619)	(1,348,639)

Other Income:
Other income, net	34,029	15,204
Gain (loss) on disposition of fixed assets	(300)	(248,473)
Interest expense	(526,907)	(515,665)

Total other income (loss), net	(493,178)	(748,934)

Net Loss before minority interest	(1,322,797)	(2,097,573)

Minority interest	42,485	42,485

Net income (loss)	$(1,280,310)	$(2,055,087)

Basic and diluted net loss per common share	$(0.04)	$(0.07)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2011 and 2010

		For the years ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,280,310)	$(2,055,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	748,121	763,120
Loss on abandonment of leasehold improvements	(269,364)	425,000
Minority interest	(42,485)	(42,485)
Changes in operating assets and liabilities:
Accounts receivable	-	272,000
Prepaid expenses		5,660
Accounts payable	195,051	165,777
Accrued interest payable	514,956	515,664
Accrued expenses and other, net	22,251	(10,483)

Net Cash provided (used) in operating activities	(111,780)	39,166

Cash flow from investing activities:
Purchase of property and equipment	-	(234,717)
Proceed from sale of fixed assets	-	178,528

Net cash provided by (used in) investing activities	-	(56,189)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	-
Net proceeds from notes	130,150	20,465
Retirement of notes	-	-

Net cash provided by financing activities	130,150	20,465

Net increase (decrease) in cash and cash equivalents	18,370	3,441

Cash and cash equivalents, beginning of period	5,138	1,696

Cash and cash equivalents, end of period	$23,508	$5,138

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2011 and December 31, 2010

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
December 31, 2008	31,422,760	$ 31,435	$ 12,414,514	$ 218,504	$ (9,635,547)	$ 3,028,906

Issuance of common
stock for cash	20,000	20	19,980			20,000

Net loss	-	-	-	(96,000)	(4,081,824)	(4,177,824)
Balance at
December 31, 2009	31,442,760	31,455	12,434,494	122,504	(13,717,371)	(1,128,918)

Net loss	-	-	-	(42,485)	(2,055,087)	(2,097,572)
Balance at
December 31, 2010	31,422,760	$ 31,455	$ 12,434,494	$ 80,019	$(15,772,446)	$ (3,226,478)

Net loss	-	-	-	(42,485)	(1,280,310)	(1,322,795)
Balance at
December 31, 2011	31,422,760	$ 31,455	$ 12,434,494	$ 37,534	$(17,052,756)	$ (4,549,272)

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

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2011 and December 31, 2010, the Company did not have any open hedge contracts.

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

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. BPC received $-0- and $-0-  in Federal credits during 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2011 and 2010 the Company had no trade accounts receivable or Federal credits receivable.

Inventory

Inventory is stated at the lower of cost or market.  As of December 31, 2009 the inventory was written down to reflect the results of litigation settled in the 4th quarter 2009 pertaining to the leased facility where fuel inventory tanks were located.  The result of the settlement the fuel tanks remained at the leased facility and the fuel inventory abandoned.  Fuel inventory as of December 31, 2011 and December 31, 2010 were $-0- and $-0- respectively.

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

Impairment of Long-Lived Asset

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value.  A ($1,233,384) loss was recognized as a result of these write downs as of December 31, 2009.  In 2010 additional equipment was sold totaling $178,527 and an additional loss of ($246,473) was recognized as a result of write downs.  There were no write downs for the year ended December 31, 2011.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2011 and 2010, the Company did not have any potential dilutive securities.

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

2.    Going Concern

During the years ended December 31, 2011 and 2010, the Company has experienced negative financial results as follows:

	2011	2010
Net loss	$(1,280,310)	$(2,055,087)
Positive (Negative) cash flows from operations	(111,780)	39,166)
Accumulated deficit	(17,052,756)	(15,772,446)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

·	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

·	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

·	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

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

3.  Hedge Accounts

The Company had no hedging accounts or hedging activity during 2011 or 2010.

4.   Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010

Power generating equipment	$3,368,146	$3,390,399
Buildings and improvements	1,186,225	1,186,225
Machinery and equipment	198,241	198,241
Less accumulated depreciation	(2,883,378)	(2,404,621)

Total property and equipment, net	$1,869,234	$2,370,244

Depreciation expense for the years ended December 31, 2011 and 2010 was $748,121 and $763,120 of which all was recorded as a general and administrative expense

5.  Notes Payable

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

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  The agreement was increased to $3,000,000 and extended to August 19, 2011.  On August 10, 2011 the note was extended to August 19, 2012.   The Company has received $2,962,615 and $2,832,465  as of December 31, 2011 and 2010 respectively.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 (SFAS 133, “Accounting for Derivatives and Hedging Activities,”) and have recorded derivative liabilities of  $-0- as of December 31, 2011 and $-0- as of December 31, 2010.

6.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:

Receivable from affiliate	$121,041	$121,041
Net operating loss carry-forwards	614,501	372,788

Total deferred tax assets	735,542	493,829

Valuation allowance	(735,542)	(493,829)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2011 and 2010, are as follows:

	2011		2010
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$(435,306)	(34.0)	$(713,175)	(34.0)
Income attributable to limited partners	42,485	4.0	42,485	4.0
Stock based compensation			0	0.0
Settlement expense			0	0.0
Increase in valuation allowance	56,000	1.2	56,000	1.2
Other	336,821	28.8	614,690	28.8

	$-	0.0	$-	0.0

As of December 31, 2011, for U.S. federal income tax reporting purposes, the Company has approximately $12,700,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2029.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

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

During 2011 the Company received an additional $130,150 from shareholder as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

9.           Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with RMBI International to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study is expected to be completed in four months at a cost of approximately $1 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment should the project be completed.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the feasibility study will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 – 1,000 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was adequate as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

·
We did not properly segregate duties and restrict access to accounting systems and data, spreadsheets used for critical calculations were not properly controlled, agreements and contracts were not always promptly provided to the accounting function; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2011, our internal control over financial reporting is effective.

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

Name	Age	Position	Term Expires
Eric Gadd	56	Interim COO	2012 Annual Meeting
Sam H. Lindsey, Jr	66	Interim CFO
Alan Schaffner	51	Independent Director	2012 Annual Meeting
Richard DeGarmo	57	Independent Director	2012 Annual Meeting

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

Key Consultants

Steven S. McGuire, the president of Texoga, serves as a part-time consultant to our company as well as Project Manager for the Houston Clean Energy Park project. Mr. McGuire served as the Company’s chief executive officer and was formerly Chairman, CEO or President of three energy and technology companies that had operations in three countries and over 200 employees. Mr. McGuire is a 1977 graduate of the University of Illinois, Champaign-Urbana (B.S. Physics) and is an active member of the Society of Petroleum Engineers and the Society of Professional Well Log Analysts.

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

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Eric Gadd	Interim COO	2011	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2011	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2011	$22,500	—	$—	—	$22,500

Equity-based Compensation During 2011 and 2010

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2011. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

		Total Grant		Vested Portion		Future Vesting
Name	Position	Shares	Value	Shares	Value	Shares	Value
Fred O’Connor	Interim CEO	300,000	$375,000	225,000	$281,250	75,000	$93,750
Robert Wilson	Interim VP	100,000	$125,000	75,000	$93,750	25,000	$31,250
Alan Schaffner	Director	100,000	$125,000	75,000	$93,750	25,000	$31,250
Richard DeGarmo	Director(2)	100,000	$125,000	75,000	$93,750	25,000	$31,250
Robert A. Webb	Legal counsel	100,000	$125,000	70,000	$87,500	Balance forfeit (1)
J. Michael McGee	Consultant	100,000	$125,000	70,000	$87,500	Balance forfeit (1)
Steven McGuire	Manager	100,000	$125,000	75,000	$93,750	25,000	$31,250
Other employees and consultants		350,000	$437,500	262,500	$328,125	87,500	$109,375

(1)	Effective March 1, 2008, Messrs. Webb and McGee resigned from our board of directors and in connection therewith, 30,000 unvested grant shares owned by each of them were forfeited.

2011 Executive Compensation Plan

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

For 2012, we will endeavor to ensure that a substantial amount of each Named Executive Officer’s total compensation will be performance-based, linked to the Company’s operating performance, and over the executive’s tenure, derived its value from the market price of the Company’s common stock.

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

Only independent directors will be compensated separately for service as Board members. While each of our directors received restricted stock grants in November 2007 as described above, none of our directors received any cash compensation for services rendered in their capacity as directors during the year ended December 31, 2011 or 2010. Each of our independent directors will receive the following compensation for the year ended December 31, 2012:

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

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company during 2011 by Clay Thomas, PC for audit fees and services to interim financial statements and filing of various documents with the SEC were $46,500.

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2010 and 2009

Balance Sheet as of December 31, 2011 and 2010

Statement of Operations for the years ended December 31, 2011 and 2010

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Statement of Cash Flow for the years ended December 31, 2011 and 2010

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
Date April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner Alan Schafner	Director	Date April 16, 2012
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date April 16, 2012
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date April 16, 2012