Form 10-Q
period 2012-03-31
BIOFUELS POWER CORP
filed 2012-05-23
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

20202 Highway 59 North., Suite 210
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 20, 2012
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2012 and December 31, 2011

	March 31	December 31,
	2012	2011
ASSETS	Unaudited	Audited

Current Assets
Cash and cash equivalents	$10,432	$23,508
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	10,432	23,508

Property and equipment, net	1,710,405	1,869,234

Total Assets	$1,720,837	$1,892,742

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,676,045	1,678,460
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,962,615	2,962,615
Interest payable	1,689,239	1,554,625

Total Current Liabilities	6,382,963	6,250,765

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,574,213	6,442,015

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	26,913	37,534
Accumulated deficit	(17,346,238)	(17,052,756)

Total Stockholders Equity	(4,853,376)	(4,549,272)

	$1,720,837	$1,892,742

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	174,891	256,754

Operating loss	(174,891)	(256,754)

Other Income:
Other income, net	5,400	30,369
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(134,614)	(128,630)

Total other income (loss), net	(129,214)	(98,261)

Net Loss before minority interest	(304,105)	(355,015)

Minority interest	10,621	10,621

Net income (loss)	$(293,482)	$(344,393)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012 and 2011

	For the three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(293,482)	$(344,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170,782	190,780
Minority interest	(10,621)	(10,621)
Changes in operating assets and liabilities:
Accounts payable	(2,415)	12,293
Accrued interest payable	134,614	128,630
Accrued expenses and other, net	(11,954)	2

Net Cash provided (used) in operating activities	(13,076)	(23,309)

Cash flows from financing activities:
Net proceeds from notes	-	22,500
	-	-

Net cash provided by financing activities	-	22,500

Net increase (decrease) in cash and cash equivalents	(13,076)	(809)

Cash and cash equivalents, beginning of period	23,508	5,138

Cash and cash equivalents, end of period	$10,432	$4,328

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2012

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at
'December 31, 2011	31,422,760	$31,455	$12,434,494	$37,534	$(17,052,756)	$(4,549,272)

Net loss	-	-	-	(10,621)	(293,482)	(304,103)
Balance at
'March 31, 2012	31,422,760	$31,455	$12,434,494	$26,913	$(17,346,238)	$(4,853,376)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2011 is unaudited)

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

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2012 and March 31, 2011 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at March 31, 2012.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved  its  turbine generators to the newly acquired facility as soon as feasible.  As of March 31, 2012 the Company has $1,165,887 of acquisition cost.  The assets have not been put into operation, therefore no depreciation expense is reflected in these financial statements.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2012 and March 31, 2011, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the three months ended March 31, 2012, the Company has experienced negative financial results as follows:

2012
Accumulated deficit at December 31, 2011	$(17,052,756)
Net loss for three months ended March 31, 2012	$(293,482)
Accumulated deficit at March 31, 2012	$(17,346,238)

Negative cash flows used in operating activities	$(13,076)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at March 31, 2012:
2012
Power generating equipment	$3,417,894

Machinery and equipment	160,746
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(3,054,160)
Total property and equipment, net	$1,710,405

Depreciation expense for the three months ended March 31, 2012 was $170,782 and for the three months ended March 31, 2011 depreciation expense was $190,780. All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of March 31, 2012, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2012.  As of March 31, 2012, the Company has received $2,962,615.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009, and $-0- as of December 31, 2009, 2010 and 2011 respectively.

5.         Stockholders’ Equity

During the three months ended March 31, 2012, the company issued no shares of its common stock.

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

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through March 31, 2012, seventeen (17) shareholders of the Company have participated in loans to the Company totaling $2,962,615 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

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

Financial condition, liquidity and capital resources

At March 31, 2012, we had $1,720,837 in total assets and $6,574,213 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(4,853,376). Our net working capital deficit at March 31, 2012 was ($6,372,531), which is a decrease in working capital since December, 31, 2011 of $145,274.

During the three months ended March 31, 2012, we incurred a net loss of ($293,482), which included $170,782 in non-cash depreciation expense. For the three months ended March 31, 2011, we incurred a net loss of ($344,393), which included $190,780 in non-cash depreciation expense

During the three month period ended March 31, 2012, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the acquisition of the H.O. Clarke property.  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the three months ending March 30, 2012, we incurred $174,891 in selling, general and administrative expenses for a net loss of ($293,482).  There was no operating income for this period.   We completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

NONE

ITEM 3. D EFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.2	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Managing DirectorPursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Managing DirectorPursuant to Section 1350 of Title 18 of the United States Code
	32.3	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Dated: May 21, 2012

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: May 21, 2012