Form 10-Q
period 2012-06-30
BIOFUELS POWER CORP
filed 2012-08-20
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _April 1, 2012_to June 30, 2012_.

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 10, 2012
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2012 and December 31, 2011

	June 30	December 31,
	2012	2011
ASSETS	Unaudited	Audited

Current Assets
Cash and cash equivalents	$422	$23,508
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	422	23,508

Property and equipment, net	1,543,941	1,869,234

Total Assets	$1,544,363	$1,892,742

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	1,676,045	1,678,460
Deposits	25,000	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	2,964,095	2,962,615
Interest payable	1,823,853	1,554,625

Total Current Liabilities	6,519,057	6,250,765

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,710,307	6,442,015

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	16,292	37,534
Accumulated deficit	(17,648,186)	(17,052,756)

Total Stockholders Equity	(5,165,945)	(4,549,272)

	$1,544,363	$1,892,742

See accompanying notes to consolidated financial statements

	BIOFUELS POWER CORPORATION
	CONSOLIDATED STATEMENT OF OPERATIONS
	For the six months ended June 30, 2012 and 2011
	Six Months Ended June 30,
	2012	2011
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	366,945	827,797

Operating loss	(366,945)	(827,797)

Other Income:
Other income, net	19,500	-
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(269,228)	(255,444)

Total other income (loss), net	(249,728)	(255,444)

Net Loss before minority interest	(616,674)	(1,083,241)

Minority interest	21,242	21,242

Net income (loss)	$(595,429)	$(1,061,998)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012 and 2011

	For the three months ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(595,429)	$(684,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337,246	381,559
Minority interest	(21,242)	(21,242)
Changes in operating assets and liabilities:
Accounts payable	(2,415)	24,586
Accrued interest payable	269,228	259,073
Accrued expenses and other, net	(11,954)	-

Net Cash provided (used) in operating activities	(24,567)	(40,264)

Cash flows from financing activities:
Net proceeds from notes	1,480	37,500
	-	-

Net cash provided by financing activities	1,480	37,500

Net increase (decrease) in cash and cash equivalents	(23,087)	(2,764)

Cash and cash equivalents, beginning of period	23,508	5,138

Cash and cash equivalents, end of period	$422	$2,374

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2012

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at
December 31, 2011	31,422,760	$31,455	$12,434,494	$37,534	$(17,052,756)	$(4,549,272)

Net loss	-	-	-	(21,242)	(595,429)	(616,672)
Balance at
June 30, 2012	31,422,760	$31,455	$12,434,494	$16,292	$(17,648,186)	$(5,165,945)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2011 is unaudited)

1.         Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2012 and June 30, 2011 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at June 30, 2012.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generators to the newly acquired facility as soon as feasible.  As of June 30, 2012 the Company has $1,165,887 of acquisition cost.  The assets have not been put into operation; therefore no depreciation expense is reflected in these financial statements.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2012 and June 30, 2011, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the six months ended June 30, 2012, the Company has experienced negative financial results as follows:

2012
Accumulated deficit at December 31, 2011	$(17,052,756)
Net loss for six months ended June 30, 2012	$(595,429)
Accumulated deficit at March 31, 2012	$(17,648,186)

Negative cash flows used in operating activities	$(24,567)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at June 30, 2012:

2012
Power generating equipment	$3,417,894

Machinery and equipment	160,746
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(3,220,624)
Total property and equipment, net	$1,543,941

Depreciation expense for the six months ended June 30, 2012 was $337,246 and for the six months ended June 30, 2011 depreciation expense was $381,559. All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of June 30, 2012, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,900,000 bearing interest at 18% per annum, payable on or before August 19, 2012.  As of June 30, 2012, the Company has received $2,955,250.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009, and $-0- as of December 31, 2009, 2010 , 2011and 2012 respectively.

5.         Stockholders’ Equity

During the six months ended June 30, 2012, the company issued no shares of its common stock.

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

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through June 30, 2012, seventeen (17) shareholders of the Company have participated in loans to the Company totaling $2,955,250 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of March 31, 2011 the balance of the unsecured note payable is $30,065.

Beginning in 2011 through June 30, 2012, one of the Company’s consultants has advanced funds and operating expenses totally $8,845 as of June 30, 2012.

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

Financial condition, liquidity and capital resources

At June 30, 2012, we had $1,544,363 in total assets and $6,710,307 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(5,165,945). Our net working capital deficit at June 30, 2012 was ($6,518,635), which is a decrease in working capital since December, 31, 2011 of $291,378.

During the six months ended June 30, 2012, we incurred a net loss of ($595,429), which included $337,246 in non-cash depreciation expense. For the six months ended June 30, 2011, we incurred a net loss of ($1,061,998), which included $381,559 in non-cash depreciation expense

During the six month period ended June 30, 2012, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the six months ending June 30, 2012, we incurred $366,945 in selling, general and administrative expenses for a net loss of ($595,429).  There was no operating income for this period.   We completed the purchase of the H. O. Clarke power plant from NRG Energy.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

The Company is also participating in a feasibility study related to the construction of a small scale modular gas-to-liquids (“GTL”) facility located at the Company’s H. O. Clarke facility.  The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels.  The focus of the feasibility study will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 – 1,000 bbls per day of syncrude.  A plant capacity expansion on the Company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Dated: August 20, 2012

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 20, 2012