Form 10-Q/A
period 2012-06-30
BIOFUELS POWER CORP
filed 2012-09-12
CIK 1391407

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 22, 2012
Common Stock, $0.001 Par Value	31,442,760 Shares

EXPLANATORY NOTE

"The purpose of this Amendment No. 1. To Biofuels Power Corporation’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2012 , filed with the Security and Exchange Commission on August 20, 2012, (the “Form 10/Q”), is solely to furnish Exhibit 101 to the form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the  Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures on the original Form 10-Q.

Pursuant to Rule 406T of the Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed  not filed or part of a registration statement for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

The exhibits were previously filed with the original Form 10-Q filed on August 20, 2011.

Exhibit No.	Description

101.INS1	XBRL Instance Document

101.SCH1	XBRL Schema Document

101.CAL1	XBRL Calculation Linkbase Document

101.DEF1	XBRL Definition Linkbase Document

101.LAB1	XBRL Label Linkbase Document

101.PRE1	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Dated: September 12, 2012

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: September 12, 2012