Form 10-K
period 2012-12-31
BIOFUELS POWER CORP
filed 2013-04-24
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes___	No X

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2013
Common Stock, $0.001 Par Value	31,442,760 Shares

No documents are incorporated by reference in this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	50

	Signatures	51

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

In addition, the Company has signed a letter of intent with RMBI International to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study is nearly completed at a cost of approximately $1 million.  A joint venture has been formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment.

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

At the date of this annual report on Form 10-K, we have:

·
Leased a 1/2-acre industrial site; built a 3,000 square foot building and control room; and installed a biodiesel fueled generating plant that operated until late 2008.  This project was decommissioned in early 2009, equipment to be used at the H.O. Clarke site has been moved and equipment that will not be used has been sold.  This lease has been terminated effective June 2011.

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

·
Leased a 5 acre industrial site in an unincorporated area adjacent to Humble Texas that may use a power system to generate exhaust used to recharge a depleted oil reservoir.  This type of project is called Carbon Capture Sequestration (CCS) and could potentially qualify as a US Dept. of Energy pilot project funding as a research project. A grant application for this project did not achieve funding so this project is on hold.

Purchased a 79 acre industrial site in Houston, Texas which was the location of the decommissioned H. O. Clarke Power Plant formerly owned by Houston Light and Power.  The decommissioned generating plant generated up to 288 MW from gas fired steam turbines from the 1940’s to the late 1990’s when the industry was deregulated.  At that time, Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission and distribution assets including the 12 kV and 138 kV substations adjacent to the site.  Texas Genco installed six GE Frame 5 gas-fired combustion turbines providing over 80 MW as peaker units into the Centerpoint distribution 12 kV system.  These combustion turbines were decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We relocated the Company’s GE Frame 5 turbine from the Conroe site may install it at this location to generate peaking  power.

In addition, the Company announced that it plans to help develop the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration is not new or untested but rather links conventional equipment in a unique way.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the company’s GTL development will be on smaller units capable of converting 5–10 million cubic feet per day of natural gas into feasibility approximately 500–1,000 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

IES is a stationary activity, meaning that IES facilities are built in a fixed location with the intention of operating from that location for years. In a fixed location, it is a simple matter to use exhaust gases to heat storage tanks and fuel lines. Since we have the ability to heat our fuel systems and fuel costs are the most expensive component of our overall operating costs, we may use biodiesel made from less desirable feedstock supplies like beef tallow, pork tallow, chicken fat and palm oil whenever possible. We believe our ability to use biodiesel made from feedstock sources that are not suitable for transportation fuel will help us to control our fuel costs and maximize our gross margin from power generating activities.

We may purchase off-spec biodiesel and renewable diesel in the open market. Since there are numerous producers of biodiesel that offering off-spec biodiesel into the transportation market and a wide variety of industrial processors of plant oils and animal fats that generate byproduct streams that qualify as renewable diesel, we believe that competition exists among potential suppliers. We do not anticipate difficulties in obtaining adequate fuel supplies in the future. Nevertheless, our experience in the off-spec biodiesel and renewable diesel markets is limited and we have not entered into long-term contracts with any suppliers. Accordingly, we cannot provide any assurance that sufficient quantities of off-spec biodiesel and renewable diesel will be available at attractive prices and in quantities sufficient to serve our future needs.

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

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2011 and 2012.  Should we be successful in restoring power generation at the new site, we hope to derive additional operating revenue and credits from a variety of sources including:

·
Federal Excise Tax Rebate (FETR) Biodiesel and renewable diesel produced from virgin oils and fats and used as a fuel are entitled to a $1.00 per gallon rebate ($0.50 for non virgin oils and fats) from the Federal Government in the form of an Excise Tax Rebate.  IRS Form 720 is a quarterly report that allows registered blenders to request the rebate.  Alternative diesel fuel produced from renewable feedstocks (but not classified as biodiesel) entitled to a $0.50 per gallon rebate.  As of the date of this filing, these rebates have not been extended by the Federal government.  There is no assurance that these rebates will be extended and, if extended, there is no assurance that the extension will continue beyond December 31, 2012.

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

For the years ended December 31, 2012 and 2011, we incurred net income (losses) of $304,922 and ($1,322,797) respectively. The net income for the year ended December 31, 2012 was after an extra-ordinary item of recognizing $1,650,919 from restating account payable at December 31, 2012. At December 31, 2012, we had approximately ($5,264,131) in working capital and our accumulated deficit was ($16,710,298). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2012 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

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

We have not submitted any matters for a stockholders vote during 2012.

PART II

ITEM 5 —  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently trading on the OTCBB exchange as BFLS.OB.

Holders

As of March 31, 2013, there were 302 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

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

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

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

Financial condition

In December 2006, we became the general partner of TBF-I and TBF-II; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBF-I; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBF-II. Since December 31, 2006, we have acquired all of the remaining TBF-I units and dissolved the partnership. We have also acquired 2,470 additional TBF-II units and presently own an 87.1% majority of the outstanding TBF-II units. In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, our consolidated financial statements for the years ended December 31, 2012 and 2011 include the accounts of TBF-I and TBF-II, and reflect the limited partner interests held by others as a long-term liability. During 2007, we sold approximately 4 million additional shares of our common stock for approximately $3 million in cash. The following table provides summary balance sheet information as of December 31, 2012 and 2011, and is based on the audited annual financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$19,052	$23,508
Accounts Receivable	-	-
Other current assets	-	-

Property and equipment, net	1,211,032	1,869,234

Total assets	$1,230,084	$1,869,742

LIABILITIES
Current Liabilities	5,283,183	$6,250,765
Notes Payable	191,250	191,250

Total liabilities	$5,474,433	$6,442,015

STOCKHOLDERS EQUITY
Common stock, 31,442,760 outstanding at December 31, 2012 and 31,442,760 shares outstanding at December 31, 2011	$31,455	$31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	-0-	37,534

Retained earnings (deficit)	(16,710,298)	(17,052,756)
Total Stockholders equity	$(4,244,349)	$(4,549,272)

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

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the company’s GTL development will be on smaller units capable of converting 5–10 million cubic feet per day of natural gas into feasibility approximately 500–1,000 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

Liquidity and capital resources

During the year ended December 31, 2012 and December 31, 2011, we incurred net income (losses) of $304,922 and $(1,322,797) respectively. We had $19,052 in current assets and $5,283,183 in current liabilities at December 31, 2012, leaving us a working capital balance of $(5,264,131).

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

Clay Thomas, P.C.
Certified Public Accountant
P.O. Box 311195
Houston, Texas 77231

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Biofuels Power Corporation
Humble, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2012, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Houston, Texas
April 22, 2013

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$19,052	$23,508
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	19,052	23,508

Property and equipment, net	1,211,032	1,869,234

Total Assets	$1,230,084	$1,892,742

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	95,993	1,678,460
Deposits	-	25,000
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,030,140	2,962,615
Interest payable	2,126,985	1,554,625

Total Current Liabilities	5,283,183	6,250,765

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,474,433	6,442,015

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	(0)	37,534
Accumulated deficit	(16,710,298)	(17,052,756)

Total Stockholders Equity	(4,244,349)	(4,549,272)

	$1,230,084	$1,892,742
	(0)
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	808,387	829,619

Operating loss	(808,387)	(829,619)

Other Income:
Other income, net	34,750	34,029
Gain (loss) on disposition of fixed assets	-	(300)
Interest expense	(572,360)	(526,907)

Total other income (loss), net	(537,610)	(493,178)

Net Loss before extra-ordinary items	(1,345,997)	(1,322,797)

Income recognized from restatement of accounts payable	1,650,919	-

Net Income before minority interest	304,922	(1,322,797)

Minority interest	37,534	42,485

Net income (loss)	342,456	(1,280,312)

Basic and diluted net income (loss) per common share	$0.01	$(0.04)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For years ended December 31, 2012 and 2011

	For the years ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$342,456	$(1,280,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	670,155	748,121
Loss on abandoment of leasehold improvements		(269,364)
Minority interest	(37,534)	(42,485)
Changes in operating assets and liabilities:
Accounts payable	(1,582,467)	195,051
Deposit	(25,000)
Accrued interest payable	572,360	514,956
Accrued expenses and other, net	(11,952)	22,251

Net Cash provided (used) in operating activities	(71,982)	(111,780)

Cash flows from financing activities:
Net proceeds from notes	67,525	130,150
	-	-

Net cash provided by financing activities	67,525	130,150

Net increase (decrease) in cash and cash equivalents	(4,457)	18,370

Cash and cash equivalents, beginning of period	23,508	5,138

Cash and cash equivalents, end of period	$19,052	$23,508

	(0)
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
December 31, 2010	31,422,760	$31,455	$12,434,494	$80,019	$(15,772,446)	$(3,226,478)

Net loss	-	-	-	(42,485)	(1,280,310)	(1,322,795)

Balance at
'December 31, 2011	31,422,760	31,455	12,434,494	37,534	(17,052,756)	(4,549,273)

Net income (loss)	-	-	-	(37,534)	342,456	304,922
Balance at
'december 31, 2012	31,422,760	$31,455	$12,434,494	$(0)	$(16,710,300)	$(4,244,352)

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

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2012 and December 31, 2011, the Company did not have any open hedge contracts.

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

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. BPC received $-0- and $-0-  in Federal credits during 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2012 and 2011 the Company had no trade accounts receivable or Federal credits receivable.

Inventory

Inventory is stated at the lower of cost or market.  As of December 31, 2009 the inventory was written down to reflect the results of litigation settled in the 4th quarter 2009 pertaining to the leased facility where fuel inventory tanks were located.  The result of the settlement the fuel tanks remained at the leased facility and the fuel inventory abandoned.  Fuel inventory as of December 31, 2012 and December 31, 2011 were $-0- and $-0- respectively.

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

Impairment of Long-Lived Asset

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value.  A ($1,233,384) loss was recognized as a result of these write downs as of December 31, 2009.  In 2010 additional equipment was sold totaling $178,527 and an additional loss of ($246,473) was recognized as a result of write downs.  For the year ended December 31, 2012 a review of the fixed assets resulted in a write down of $1,499,612 in fixed assets with a reduction in allowance for depreciation on those assets of $1,499,612.  No gain or loss resulted from the asset write down.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2012 and 2011, the Company did not have any potential dilutive securities.

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

2.    Going Concern

During the years ended December 31, 2012 and 2011, the Company has experienced negative financial results as follows:

	2012	2011
Net income (loss)	$304,922	$(1,280,310)
Positive (Negative) cash flows from operations	(71,982)	(111,780)
Accumulated deficit	(16,710,298)	(17,052,756)

De-recognition of accounts payable -  the Company determined  that as of December 31, 2012 certain provisions of the Texas Civil Practices and Remedy Code apply and that accounts payable vendors have been de-recognized as an operation of law.  The effect of the adjustment is that $1,650,919 is recognized as income for the year ended December 31, 2012, and that accounts payable liability is reduced by the same amount.

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

3.  Hedge Accounts

The Company had no hedging accounts or hedging activity during 2012 or 2011.

4.   Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011

Power generating equipment	$2,048,000	$3,368,146
Buildings and improvements	1,185,925	1,186,225
Machinery and equipment	30,028	198,241
Less accumulated depreciation	(2,052,921)	(2883,378)

Total property and equipment, net	$1,211,032	$1,869,234

Depreciation expense for the years ended December 31, 2012 and 2011 was $670,155 and $748,121 of which all was recorded as a general and administrative expense

5.  Notes Payable

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

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  The agreement was increased to $3,000,000 and extended to August 19, 2011.  On August 10, 2012 the note was extended to August 19, 2013.   The Company has received $3,030,140 and $2,962,615 as of December 31, 2012 and 2011 respectively.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 (SFAS 133, “Accounting for Derivatives and Hedging Activities,”) and have recorded derivative liabilities of  $-0- as of December 31, 2012 and $-0- as of December 31, 2011.

6.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:

Receivable from affiliate	$121,041	$121,041
Net operating loss carry-forwards	663,661	614,501

Total deferred tax assets	784,702	735,542

Valuation allowance	(784,702)	(735542)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2012 and 2011, are as follows:

	2012		2011
	Amount	%	Amount	%

Benefit for income tax at federal
statutory rate	$(470,130)	(34.0)	$(435,306)	(34.0)
Income attributable to limited partners	37,534	4.0	42,485	4.0
Stock based compensation			0	0.0
Settlement expense			0	0.0
Increase in valuation allowance	56,000	1.2	56,000	1.2
Other	376,596	28.8	336,821	28.8

	$-	0.0	$-	0.0

As of December 31, 2012, for U.S. federal income tax reporting purposes, the Company has approximately $12,250,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2029.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

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

Fulcrum Power Agreement

In January 2007, the Company entered into a three year Energy Management Agreement with Fulcrum Power Services, L.P. (“Fulcrum”) whereby Fulcrum is to perform as the Qualified Scheduling Entity for the Company’s power generating facility.  Per the agreement, the Company is required to pay Fulcrum $6,000 per month for the first year of the agreement with a 5% escalation in the fee for each year thereafter.  This agreement was terminated in 2009.

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

During 2009 the Company received an additional $299,500 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

During 2010 the Company received an additional $20,465 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

During 2011 the Company received an additional $130,150 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

During 2012 the Company received an additional $67,525 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

9.           Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with RMBI International to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study is nearly complete at a cost of approximately $1 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment should the project be completed.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the feasibility study will be on smaller units capable of converting 5–10 million cubic feet per day of natural gas into approximately 500–1,000 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

Name	Age	Position	Term Expires
Eric Gadd	57	Interim COO	2013 Annual Meeting
Sam H. Lindsey, Jr	67	Interim CFO
Alan Schaffner	52	Independent Director	2013 Annual Meeting
Richard DeGarmo	58	Independent Director	2013 Annual Meeting

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

Robert Wilson served as part-time CFO from the inception of the Company until March 2008, now serves as Vice President, Finance.  Mr. Wilson who serves as the CFO and Operations Principal for several broker dealer and investment banking firms.  His duties include compliance with FINRA, SEC and NYSE rules and regulations, the design and implementation of accounting and operations control procedures, representing firms as an expert witness and with FINRA examinations.  He has served as a director and audit committee chairman for American Security Resources, Inc. and American Enterprise Development Corporation and as a consultant with The Professional Directors Institute.  Mr. Wilson is a CPA and has over fifteen years of experience as the owner of a certified public accounting firm, was previously a member of the NASD board of Arbitrators and has several NASD and NYSE licenses.  Mr. Wilson has previously served as operations compliance manager of the AIM Management Group, Vice President Compliance/Internal Audit of the Kemper Securities Group and an auditor with Price Waterhouse.  Mr. Wilson is a 1977 graduate of Houston Baptist University and pursued additional studies at Georgetown University.

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

ITEM 11 — EXECUTIVE COMPENSATION

Employment Agreements

Sam H. Lindsey, Jr., our interim CFO, is not a full-time employee and does not have a written employment agreement.  Mr. Lindsey provides consulting services on a per diem basis

The following table provides summary information on the compensation paid to our interim CEO and interim Vice President Finance and interim CFO during the year ended December 31, 2012.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Eric Gadd	Interim COO	2012	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2012	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2012	$22,500	—	$—	—	$22,500

Equity-based Compensation During 2012 and 2011

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2012. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

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

  ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

We had 31,442,760 shares of common stock issued and outstanding on the date of this annual report on Form 10-K. We have no outstanding convertible securities and no warrants or options that are presently exercisable or will become exercisable within 60 days. The following table sets forth information with respect to the beneficial ownership of our common stock for each of our executive officers and directors; all of our executive officers and directors as a group; and any other beneficial owner of more than 5% of our outstanding common stock

Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all common stock held by that person. The address of each named beneficial owner, unless indicated otherwise by footnote, is 20202 Hwy. 59N, Suite 210, Humble, Texas 77338.

	Shares Beneficially Owned
	Number	Percent
David S. Holland, Sr. (1)	3,077,500	10.1%

Alan Schaffner	1,161,668	3.8%
Fred O’Connor	400,000	1.3%
Robert Wilson	255,808	0.8%
Richard DeGarmo	100,000	0.3%
Directors and officers as a group	1,917,476	6.2%

(1)
David S. Holland, Sr. is a retired Pennzoil executive who provided substantial equity financing for Texoga in its early stages and ultimately became the largest stockholder of that company.  Mr. Holland passed away on January 5, 2013,, and his interest is now held by his estate.

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

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company during 2012 by Clay Thomas, PC for audit fees and services to interim financial statements and filing of various documents with the SEC were $46,500.

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
Date April 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner Alan Schafner	Director	Date April 22, 2013
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date April 22, 2013
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date April 22, 2013