Form 10-Q
period 2013-03-31
BIOFUELS POWER CORP
filed 2013-05-20
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2013 to March 31, 2013.

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 19, 2013
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS	UNAUDITED	AUDITED

Current Assets
Cash and cash equivalents	$761	$19,052
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	761	19,052

Property and equipment, net	1,211,032	1,211,032

Total Assets	$1,211,793	$1,230,084

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	67,800	95,993
Deposits	-	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,030,440	3,030,140
Interest payable	2,262,709	2,126,985

Total Current Liabilities	5,391,014	5,283,183

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,582,264	5,474,433

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	(0)	-
Accumulated deficit	(16,836,420)	(16,710,298)

Total Stockholders Equity	(4,370,471)	(4,244,348)

	$1,211,793	$1,230,084
	(0)
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2013 and 2012

	For the three months ended March 31,
	2013	2012
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	12,948	174,891

Operating loss	(12,948)	(174,891)

Other Income:
Other income, net	22,550	5,400
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(135,724)	(134,614)

Total other income (loss), net	(113,174)	(129,214)

Net Income before minority interest	(126,122)	(304,105)

Minority interest	-	10,621

Net income (loss)	(126,122)	(293,484)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For three months ended March 31, 2013 and 2012

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(126,122)	$(293,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	170,782
Minority interest	-	(10,621)
Changes in operating assets and liabilities:
Accounts payable	(28,194)	(2,415)
Deposit	-
Accrued interest payable	135,724	134,614
Accrued expenses and other, net	-	(11,954)

Net Cash provided (used) in operating activities	(18,592)	(13,076)

Cash flows from financing activities:
Net proceeds from notes	300	-
	-	-

Net cash provided by financing activities	300	-

Net increase (decrease) in cash and cash equivalents	(18,292)	(13,076)

Cash and cash equivalents, beginning of period	19,052	23,508

Cash and cash equivalents, end of period	$761	$10,432

	0
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2013

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
'December 31, 2012	31,422,760	31,455	12,434,494	-	(16,710,298)	(4,244,348)

Net income (loss)	-	-	-	-	(126,122)	(126,122)
Balance at
'March 31, 2013	31,422,760	$31,455	$12,434,494	$-	$(16,836,420)	$(4,370,471)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2012 is unaudited)

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2013 and March 31, 2012 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at March 31, 2013.  Cost is determined using the first-in first-out (“FIFO”) method.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2013 and March 31, 2012, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the three months ended March 31, 2013, the Company has experienced negative financial results as follows:

2012
Accumulated deficit at December 31, 2012	$(16,710,298)
Net loss for three months ended March 31, 2013	$(126,122)
Accumulated deficit at March 31, 2013	$(16,836,420)

Negative cash flows used in operating activities	$(18,292)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at March 31, 2013:
2012
Power generating equipment	$2,048,000

Machinery and equipment	31,028
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,053,921)
Total property and equipment, net	$1,211,032

Depreciation expense for the three months ended March 31, 2013 was $-0- and for the three months ended March 31, 2012 depreciation expense was $170,782. All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of March 31, 2013, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,100,000 bearing interest at 18% per annum, payable on or before August 19, 2013.  As of March 31, 2013, the Company has received $3,030,440.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009, and $-0- as of December 31, 2009, 2010 , 2011 and 2012 respectively.

5.         Stockholders’ Equity

During the three months ended March 31, 2013, the company issued no shares of its common stock.

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

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through September 30, 2012, eighteen (18) shareholders of the Company have participated in loans to the Company totaling $3,030,440 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of March 31, 2011 the balance of the unsecured note payable is $30,065.

8.         Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with RMBI International to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study is expected to be completed before June 30, 2013 at a cost of approximately $1 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment should the project be completed.

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

Financial condition, liquidity and capital resources

At March 31, 2013, we had $1,211,799 in total assets and $5,582,264 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(4,370,471). Our net working capital deficit at March 31, 2013 was ($5,390,253), which is a decrease in working capital since December, 31, 2012 of $126,122.

During the three months ended March 31, 2013, we incurred a net loss of ($126,122), which included $-0- in non-cash depreciation expense. For the three months ended March 31, 2012, we incurred a net loss of ($304,105), which included $174,891 in non-cash depreciation expense

During the three month period ended March 31, 2013, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the three months ended March 31, 2013, we incurred $12,948 in selling, general and administrative expenses for a net loss of ($126,122).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.2	Certification of Managing Director Pursuant to Rule 13a-14(a)
	31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Managing Director Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Managing Director Pursuant to Section1350 of Title 18 of the United States Code
	32.3	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code
(b)	REPORTS ON FORM 8-K
NONE

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Dated: May 20, 2013

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: May 20, 2013