Form 10-Q
period 2013-06-30
BIOFUELS POWER CORP
filed 2013-08-19
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2013 to June 30, 2013.

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___	No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 9, 2013
Common Stock, $0.001 Par Value	31,442,760 Shares

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS	UNAUDITED	AUDITED

Current Assets
Cash and cash equivalents	$815	$19,052
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	815	19,052

Property and equipment, net	1,211,032	1,211,032

Total Assets	$1,211,847	$1,230,084

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	55,609	95,993
Deposits	-	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,076,648	3,030,140
Interest payable	2,401,993	2,126,985

Total Current Liabilities	5,564,314	5,283,183

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	5,755,564	5,474,433

Stockholders' Equity
Common stock, $001 par value, 50,000,000 shares authorized;
31,442,760 and 31,442,760 shares issued and outstanding,
respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	(0)	-
Accumulated deficit	(17,009,665)	(16,710,298)

Total Stockholders Equity	(4,543,717)	(4,244,348)

	$1,211,847	$1,230,084
	(0)
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2013 and 2012

	For the six months ended June 30,
	2013	2012
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	46,910	366,945

Operating loss	(46,910)	(366,945)

Other Income:
Other income, net	22,550	19,500
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(275,008)	(269,228)

Total other income (loss), net	(252,458)	(249,728)

Net Loss before extra-ordinary items	(299,367)	(616,673)

Minority interest	-	21,242

Net income (loss)	(299,367)	(595,431)

Basic and diluted net income (loss) per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding -
basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For six months ended June 30, 2013 and 2012

	For the six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(299,367)	$(595,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	337,246
Minority interest	-	(21,242)
Changes in operating assets and liabilities:
Accounts payable	(40,386)	(2,415)
Deposit	-
Accrued interest payable	275,008	269,228
Accrued expenses and other, net	-	(11,954)

Net Cash provided (used) in operating activities	(64,745)	(24,566)

Cash flows from financing activities:
Net proceeds from notes	46,508	1,480
	-	-

Net cash provided by financing activities	46,508	1,480

Net increase (decrease) in cash and cash equivalents	(18,237)	(23,086)

Cash and cash equivalents, beginning of period	19,052	23,508

Cash and cash equivalents, end of period	$816	$422

	(0)
See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2013

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at
'December 31, 2012	31,422,760	31,455	12,434,494	-	(16,710,298)	(4,244,348)

Net income (loss)	-	-	-	-	(299,367)	(299,367)
Balance at
'June 30, 2013	31,422,760	$31,455	$12,434,494	$-	$(17,009,665)	$(4,543,716)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2012 is unaudited)

1.         Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2013 and June 30, 2012 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at June 30, 2013.  Cost is determined using the first-in first-out (“FIFO”) method.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2013 and June 30, 2012, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the three months ended March 31, 2013, the Company has experienced negative financial results as follows:

2013
Accumulated deficit at December 31, 2012	$(16,710,298)
Net loss for six months ended June 31, 2013	$(299,367)
Accumulated deficit at June 30, 2013	$(17,009,665)

Negative cash flows used in operating activities	$(64,745)

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

Property and equipment consisted of the following at June 30, 2013:
2013
Power generating equipment	$2,048,000

Machinery and equipment	31,028
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,053,921)
Total property and equipment, net	$1,211,032

Depreciation expense for the six months ended June 30, 2013 was $-0- and for the six months ended June 30, 2012 depreciation expense was $337,246. All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of June 30, 2013, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,100,000 bearing interest at 18% per annum, payable on or before August 19, 2014.  As of June 30, 2013, the Company has received $3,076,648.

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

5.         Stockholders’ Equity

During the six months ended June 30, 2013, the company issued no shares of its common stock.

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

8.         Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with RMBI International to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study is expected to be completed before September 30, 2013 at a cost of approximately $1 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment should the project be completed.

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

Financial condition, liquidity and capital resources

At June 30, 2013, we had $1,211,847 in total assets and $5,755,563 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(4,543,716). Our net working capital deficit at June 30, 2013 was ($5,563,498), which is a decrease in working capital since December, 31, 2012 of $299,367.

During the six months ended June 30, 2013, we incurred a net loss of ($299,367), which included $-0- in non-cash depreciation expense. For the six months ended June 30, 2012, we incurred a net loss of ($616,673), which included $337,246 in non-cash depreciation expense

During the six month period ended June 30, 2013, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the six months ended June 30, 2013, we incurred $46,910  in selling, general and administrative expenses for a net loss of ($299,367).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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
Dated: August 15, 2013

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 15, 2013