Form 10-K/A
period 2012-12-31
BIOFUELS POWER CORP
filed 2013-12-30
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 000-52852

BIOFUELS POWER CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	56-2471691
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20202 Hwy 59 N, Suite 210 Humble, Texas	77338
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 364-7590

Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

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

EXPLANATORY NOTE

This amended Form 10K/A as of December 31, 2012 and for the year then ended is filed to correct the auditor’s opinion letter, dates reported in the Controls and Procedures paragraph and dates reported in the Management’s Report on Internal Control over Financial Reporting paragraph.  Also amended are the Certifications by the Chief Executive Officer and the Chief Financial Officer with respect to the governing sections of the Securities Exchange Act of 1934.

The Company acknowledges that the Company is responsible for the adequacy and accuracy of the disclosures in its filings, that staff comments or changes to disclosures in response to staff comments do not foreclose the Commission from taking any action with respect to the filing, and that the Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2012 and 2011 , and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 . Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was adequate as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

·

As a result of these changes, management believes that all material weaknesses have been remediated.   Management believes that with the low volume of current year transactions the control and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 . In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2012 , our internal control over financial reporting is effective.

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

Report of Independent Registered Public Accountant for the years ended December 31, 2012 and 2011

Balance Sheet as of December 31, 2012 and 2011

Statement of Operations for the years ended December 31, 2012 and 2011

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

Statement of Cash Flow for the years ended December 31, 2012 and 2011

Notes to Financial Statements

(a)(2)           The following is a list of the financial statement schedules filed as part of this report on Form 10-K.

None

 (a)(3)           The following is a list of the Exhibits filed as part of this report on Form 10-K:

Exhibit
Number	Description

3.1	Articles of Incorporation of Aegis Products Inc. (currently Biofuels Power Corporation) dated January 11, 2004	*
3.2	First Amendment to the Articles of Incorporation of Aegis Products Inc. (currently Biofuels Power Corporation) dated December 1, 2006	*
3.3	Curative Amendment to the Articles of Incorporation of Biofuels Power Corp. dated November 12, 2007	*
3.4	By-laws of Biofuels Power Corporation	*
4.1	Form of Common Stock Certificate	*
4.2	Form of 12.5% Senior Convertible Debenture Due 2011	*
10.1	2007 Stock Incentive Plan	*
10.2	Ground Lease for 1/2-half acre parcel in Oak Ridge North Texas	*
10.3	Ground Lease for 1.5 acre parcel in Montgomery County Texas	*
10.4	Master Real Estate Lease for executive offices located at 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas, 77380	*
10.5	Rent Sharing Agreement for executive offices located at 10003 Woodloch Forest Drive, Suite 900, The Woodlands, Texas, 77380	*
10.6	Limited Partnership Agreement of Texoga Biofuels Partners 2006-II, as amended	*
10.7	Power Marketing Agreement with Fulcrum Power Services, LP,	*
10.8	Interconnect Agreement With Centerpoint Energy for Oak Ridge North facility	*
10.9	Interconnect Agreement With Entergy for Montgomery County facility	*
14.1	Code of Business Conduct and Ethics	*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)	Exhibit 31.2
32.1	Statement of Chief Executive Officer Pursuant to U.S.C. Title 18, Section 1350	Exhibit 32.1
32.2	Statement of Chief Financial Officer Pursuant to U.S.C. Title 18, Section 1350	Exhibit 32.2
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**
*           Incorporated by reference to Form 10-SB Registration Statement filed January 11, 2008.
**         These exhibits were previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 24, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFUELS POWER CORPORATION

By            /s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Date: December 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner Alan Schafner	Director	Date: December 30, 2013
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date: December 30, 2013
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: December 30, 2013