Form 10-Q/A
period 2013-03-31
BIOFUELS POWER CORP
filed 2013-12-30
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _January 1, 2013_to March 31, 2013_.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE:

This amended Form 10Q A is being submitted to correct the dates on management’s discussions of the Controls and Procedures paragraph and the Management’s Report on Internal Control over Financial Reporting paragraph, and to add the additional applicable sections in the certification of the Chief Executive Officer and the Chief Financial Officer.

Additionally management acknowledges that the Company is responsible for the adequacy and accuracy of the disclosures in the filing, that the Company acknowledges that staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filing, and that the Company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

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

2.         Going Concern

During the three months ended March 31, 2013, the Company has experienced negative financial results as follows:

2012
Accumulated deficit at December 31, 2012	$(16,710,298)
Net loss for three months ended March 31, 2013	$(126,122)
Accumulated deficit at March 31, 2013	$(16,836,420)

Negative cash flows used in operating activities	$(18,592)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of   March 31, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

As a result of these changes, management believes that all material weaknesses have been remediated. Management believes that due to the low volume of transactions that the controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of   March 31, 2013 . In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of March 31, 2013 , our internal control over financial reporting is effective.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2012 , management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

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

NONE

ITEM 3. D EFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6.	EXHIBITS

(a)	EXHIBITS
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code
	101.INS	XBRL Instance Document*
	101.SCH	XBRL Taxonomy Extension Schema Document*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(b)	REPORTS ON FORM 8-K
NONE

     * These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission on May 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFUELS POWER CORPORATION

/s/ Rich DeGarmo
Rich DeGarmo, Managing Director
Dated: December 30, 2013

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: December 30, 2013