Form 10-Q/A
period 2013-06-30
BIOFUELS POWER CORP
filed 2013-12-30
CIK 1391407

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

EXPLANATORY NOTE
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of   June 30, 2013 . Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

As a result of these changes, management believes that all material weaknesses have been remediated.   Management believes that due to the low volume of transactions that the controls and procedures are effective .

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

Our management assessed the effectiveness of our internal control over financial reporting as of   June 30, 2013 . In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of June 30, 2013, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30 , 2013 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed with the Securities and Exchange Commission on August 19, 2013.

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