Form 10-K/A
period 2012-12-31
BIOFUELS POWER CORP
filed 2014-01-22
CIK 1391407

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

EXPLANATORY NOTE

This amended Form 10K/A as of December 31, 2012 and for the year then ended is filed to correct, dates reported in the Controls and Procedures paragraph and dates reported in the Management’s Report on Internal Control over Financial Reporting paragraph.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 . In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2012, our internal control over financial reporting is effective.

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
Date: January 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner Alan Schafner	Director	Date: January 22, 2014
By: /s/ Rich DeGarmo Rich DeGarmo	Director	Date: January 22, 2014
By: /s/ Sam H. Lindsey, Jr. Sam H. Lindsey, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: January 22, 2014