Form 10-Q/A
period 2013-09-30
BIOFUELS POWER CORP
filed 2014-01-22
CIK 1391407

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

EXPLANATORY NOTE

This amended Form 10Q A is being submitted to correct the dates on management’s discussions of the Controls and Procedures paragraph and the Management’s Report on Internal Control over Financial Reporting paragraph.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 . In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of September 30, 2013, our internal control over financial reporting is effective.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

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
Dated: January 22, 2014

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: January 22, 2014