Form 10-K
period 2013-12-31
BIOFUELS POWER CORP
filed 2014-04-15
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

There has never been a public market for our stock. Based on the most recent price report on over the counter exchanges the aggregate market value of the Company is $9,430,000 at March 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2014
Common Stock, $0.001 Par Value	31,442,760 Shares

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

PART I

ITEM 1— BUSINESS

History:

From inception through mid-2006, we engaged in a largely unsuccessful effort to complete live fire testing and obtain military procurement contracts for the Deto-Stop explosion prevention system. In December 2006, we changed our name to Biofuels Power Corporation, assumed control over two partnerships described below that were organized and syndicated by Texoga during 2006, raised approximately $1.5 million in equity from the sale of common stock and reformulated our business plan to focus on building and operating biofuel production projects and distributed electrical generating plants in the metropolitan Houston area that are fueled by alternative fuels. In addition, due to the low cost of natural gas the high price of oil in the U.S., the firm is diversifying to develop a gas to liquids production.

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

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiary Alternative Energy Consultants, LLC. Our executive office is located at 20202 Hwy 59 N, Suite 210, Humble, Texas 77338. Our telephone number is 281-446-9970.

Introduction: We are pioneering the use of biodiesel and renewable diesel to fuel small-scale distributed electrical power generating plants that include ancillary heating and cooling facilities and are located in close proximity to the end-users they serve. We use the term “Integrated Energy Systems,” or “IES,” to describe these facilities. We believe Integrated Energy Systems can reduce demand on the nation's utility grid, increase energy efficiency, reduce air pollution and greenhouse gas emissions, protect against power outages, and, in many cases, significantly reduce total energy costs for end-users.

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

In addition, the Company has signed a letter of intent with RMBI International (now Liberty GTL) to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study has been completed at a cost of approximately $3 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment on a Liberty project. The Company has been offered the rights to projects 500 barrels per day and smaller with Liberty receiving a 12% interest on the first project only.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the feasibility study will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 bbls per day of syncrude (a combination of petroleum components including diesel grade fuel and naptha waxes). A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

We believe the use of biodiesel and renewable diesel can increase air quality in the HGB and provide needed additional generating capacity without adversely impacting the petrochemical and other industries that are the economic lifeblood of the region.

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

At the date of this annual report on Form 10-K, we have:

·
Leased a 1/2-acre industrial site; built a 3,000 square foot building and control room; and installed a biodiesel fueled generating plant that operated until late 2008.  This project was decommissioned in early 2009, equipment to be used at the H.O. Clarke site has been moved and equipment that will not be used has been sold.  This lease has been terminated.

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

·

Purchased a 79 acre industrial site in Houston, Texas which was the location of the decommissioned H. O. Clarke Power Plant formerly owned by Houston Light and Power.  The decommissioned generating plant generated up to 288 MW from gas fired steam turbines from the 1940’s to the late 1990’s when the industry was deregulated.  At that time, Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission and distribution assets including the 12 kV and 138 kV substations adjacent to the site.  Texas Genco installed six GE Frame 5 gas-fired combustion turbines providing over 80 MW as peaker units into the Centerpoint distribution 12 kV system.  These combustion turbines were decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We relocated the Company’s GE Frame 5 turbine from the Conroe site and plan to install it at this location to generate peaking  power using waste gases from the proposed GTL project.  The Company plans to build a pilot scale GTL project that can be used to demonstrate the technology outlined in the recently completed feasibility study. Following the successful demonstration of the pilot plant, the Company plans to develop well site GTL plants to be used on the numerous stranded gas wells in Texas.   Significant additional funds are required to implement these plans and there is no assurance that we will be successful in raising the necessary capital to proceed.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the company’s GTL development will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into feasibility approximately 500 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

Biofueled facilities are built in a fixed location with the intention of operating from that location for years. In a fixed location, it is a simple matter to use exhaust gases to heat storage tanks and fuel lines. Since we have the ability to heat our fuel systems and fuel costs are the most expensive component of our overall operating costs, we plan to use biodiesel made from less desirable feedstock supplies like beef tallow, pork tallow, chicken fat and palm oil whenever possible. We believe our ability to use biodiesel made from feedstock sources that are not suitable for transportation fuel will help us to control our fuel costs and maximize our gross margin from power generating activities.

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

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2012 and 2013.  Should we be successful in restoring power generation at the new site, we hope to derive additional operating revenue and credits from a variety of sources including:

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

For the years ended December 31, 2013 and 2012, we incurred net gains (losses) of ($606,556) and $304,922 respectively. At December 31, 2013, we had approximately ($5,870,686) in working capital and our accumulated deficit was ($17,316,854). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2013 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

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

Our CFO, Sam H. Lindsey, Jr. and our director Steve McGuire are both actively engaged in other business activities. While our officers or directors aren't engaged in activities that are competitive with our business, they will both face conflicts of interest in allocating their time among their various interests. To the extent that material conflicts of interest arise, those conflicts may have a material adverse impact on our business or stock price. We plan to hire a full-time CEO and a full time CFO, but can offer no assurance respecting the availability of suitably experienced executive officers, the amount of time required to complete our planned executive search, or the terms of any future employment agreement a newly hired executive officer will require.

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

ITEM 2 — PROPERTIES

Our executive office is located at 20202 Hwy 59 N, Suite 210, Humble, TX  77338. Our telephone number is 281-446-9970.  We are utilizing the space on a monthly basis and are not under a lease agreement with regard to the space.

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

We have not submitted any matters for a stockholders vote during 2013.

PART II

ITEM 5 —  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently trading on the OTCBB exchange as BFLS.OB.

Holders

As of March 31, 2014, there were 302 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

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

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

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

Financial condition

In December 2006, we became the general partner of TBF-I and TBF-II; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBF-I; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBF-II. Since December 31, 2006, we have acquired all of the remaining TBF-I units and dissolved the partnership. We have also acquired 2,470 additional TBF-II units and presently own an 87.1% majority of the outstanding TBF-II units. In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, our consolidated financial statements for the years ended December 31, 2032 and 2012 include the accounts of TBF-I and TBF-II, and reflect the limited partner interests held by others as a long-term liability. During 2007, we sold approximately 4 million additional shares of our common stock for approximately $3 million in cash. The following table provides summary balance sheet information as of December 31, 2013 and 2012, and is based on the audited annual financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$222	$19,052
Accounts Receivable	-	-
Other current assets	-	-

Property and equipment, net	1,211,032	1,211,032

Total assets	$1,211,254	$1,230,084

LIABILITIES
Current Liabilities	5,870,908	$5,283,183
Notes Payable	191,250	191,250

Total liabilities	$6,062,158	$5,474,433

STOCKHOLDERS EQUITY
Common stock, 31,442,760 outstanding at December 31, 2013 and 31,442,760 shares outstanding at December 31, 2012	$31,455	$31,455
Additional paid in capital	12,434,494	12,434,494

Retained earnings (deficit)	(17,316,854)	(16,710,298)
Total Stockholders' equity (deficit)	$(4,850,904)	$(4,244,348)

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

We acquired the H.O. Clarke power plant site that is adjacent to an active 138 kV Centerpoint Energy substationinter-connected with ERCOT.  Our site has four decommissioned gas–fired steam generating units that totaled 288 MW.  These will be evaluated for components that can be reused, sold or demolished for the scrap value.  Adjacent to the steam generating units are six pad sites for gas turbines connected to Centerpoint’s 12kV distribution system.  We moved the Montgomery County GE Frame 5 turbine to this site during 2009 but did not place it in operation.  We do not have sufficient financial resources to complete our planned acquisition and installation of additional equipment and there can be no assurance that suitable financing will be available when needed. If we are not able to attract adequate financing, we may have to delay or abandon our plans to reestablish power production at this new site. In combination, we believe our existing facilities will give us sufficient corporate mass to make credible sales presentations to potential purchasers of green electricity and alternative fuels. There can be no assurances that future contract prices for green electricity or alternative fuels will provide sufficient revenue to offset our anticipated operating expenses.

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

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the company’s GTL development will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into feasibility approximately 500 bbls per day of syncrude. A plant capacity expansion on the company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

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

Liquidity and capital resources

During the year ended December 31, 2013 and December 31, 2012, we incurred net gains (losses) of $(606,556) and $342,456 respectively. We had $222 in current assets and $5,870,908 in current liabilities at December 31, 2013, leaving us a working capital balance (deficit) of $(5,870,686).

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

500 Chestnut Street
Suite 804
Abilene, Texas 79602

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Biofuels Power Corporation
Humble, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders'
equity (deficit) and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Abilene, Texas
April 11, 2014

clay.thomas@claythomaspc.com	www.claythomaspc.com

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$222	$19,052

Total Current Assets	222	19,052

Property and equipment, net	1,211,032	1,211,032

Total Assets	$1,211,254	$1,230,084

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	26,114	95,993
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,126,068	3,030,140
Interest payable	2,688,661	2,126,985

Total Current Liabilities	5,870,908	5,283,183

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,062,158	5,474,433

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized; 31,442,760 and 31,442,760 shares issued and outstanding, respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Minority interest	(0)	-
Accumulated deficit	(17,316,854)	(16,710,298)

Total Stockholders Equity	(4,850,904)	(4,244,348)

	$1,211,254	$1,230,084

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2013 and 2012

	Years Ended December 31
	2013	2012
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	119,392	808,387

Operating loss	(119,392)	(808,387)

Other Income:
Other income, net	47,550	34,750
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(561,676)	(572,360)

Total other income (loss), net	(514,126)	(537,610)

Net Loss before extra-ordinary items	(633,519)	(1,345,997)

Income recognized from restatement of accounts payable	26,963	1,650,919

Net Income (Loss) before minority interest	(606,556)	304,922

Minority interest	-	37,534

Net income (loss)	$(606,556)	$342,456

Basic and diluted net income (loss) per common share	$(0.02)	$0.01

Weighted average common shares outstanding - basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at December 31, 2011	31,422,760	$31,455	$12,434,494	$37,534	$(17,052,756)	$(4,549,273)

Net income (loss)	-	-	-	(37,534)	342,456	304,922

Balance at December 31, 2012	31,422,760	31,455	12,434,494	-	(16,710,298)	(4,244,348)

Net (loss)	-	-	-	-	(606,556)	(606,556)

Balance at December 31, 2013	31,422,760	$31,455	$12,434,494	$-	$(17,316,854)	$(4,850,904)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2013 and 2012

	For the years ended December 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(606,556)	$342,456
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	670,155
Minority interest	-	(37,534)
Changes in operating assets and liabilities:
Accounts payable	(69,880)	(1,582,467)
Deposit	-	(25,000)
Accrued interest payable	561,676	572,360
Accrued expenses and other, net	-	(11,952)

Net Cash provided (used) in operating activities	(114,760)	(71,982)

Cash flows from financing activities:
Net proceeds from notes	95,928	67,525
	-	-

Net cash provided by financing activities	95,928	67,525

Net increase (decrease) in cash and cash equivalents	(18,831)	(4,457)

Cash and cash equivalents, beginning of period	19,052	23,508

Cash and cash equivalents, end of period	$222	$19,052

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

During 2007, BPC created a wholly-owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of standardized alternative energy projects.

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

Derivative Instruments and Hedging

The Company uses derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2013 and December 31, 2012, the Company did not have any open hedge contracts.

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

Biodiesel Tax Credits

Biodiesel is classified as a renewable fuel that is eligible for Federal credits of $1.00 per gallon for biodiesel manufactured from virgin agricultural products and $0.50 per gallon for biodiesel produced from non-virgin oils and fats.  The gallons used are reported to the Federal government and the Company receives a payment of $1.00 per gallon, which is accounted for as a direct offset to fuel prices and included in the Company’s cost of sales. BPC received $-0- and $-0-  in Federal credits during 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2013 and 2012 the Company had no trade accounts receivable or Federal credits receivable.

Inventory

Inventory is stated at the lower of cost or market.  As of December 31, 2009 the inventory was written down to reflect the results of litigation settled in the 4th quarter 2009 pertaining to the leased facility where fuel inventory tanks were located.  The result of the settlement the fuel tanks remained at the leased facility and the fuel inventory abandoned.  Fuel inventory as of December 31, 2013 and December 31, 2012 were $-0- and $-0- respectively.

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

Impairment of Long-Lived Asset

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value.  A ($1,233,384) loss was recognized as a result of these write downs as of December 31, 2009.  In 2010 additional equipment was sold totaling $178,527 and an additional loss of ($246,473) was recognized as a result of write downs.  For the year ended December 31, 2012 a review of the fixed assets resulted in a write down of $1,499,612 in fixed assets with a reduction in allowance for depreciation on those assets of $1,499,612.  No gain or loss resulted from the asset write down.  No equipment was written off for the year ended December 31, 2013.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2013 and 2012, the Company did not have any potential dilutive securities.

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

2.           Going Concern

During the years ended December 31, 2013 and 2012, the Company has experienced negative financial results as follows:

	2013	2012
Net gain (loss)	$(606,556)	$342,456
Positive (Negative) cash flows from operations	(114,760)	(71,982)
Accumulated deficit	(17,316,854)	(16,710,298)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

·	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

·	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

·	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

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

3.           Hedge Accounts

The Company had no hedging accounts or hedging activity during 2013 or 2012.

4.           Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012

Power generating equipment	$2,048,000	$2,048,000
Buildings and improvements	1,185,925	1,185925
Machinery and equipment	30,028	30,028
Less accumulated depreciation	(2,052,921)	(2,052,921)

Total property and equipment, net	$1,211,032	$1,211,032

Depreciation expense for the years ended December 31, 2013 and 2012 was $-0- and $670,155 of which all was recorded as a general and administrative expense

5.           Notes Payable

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

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  The agreement was increased to $3,000,000 and extended to August 19, 2011.  On August 10, 2013 the note was extended to August 19, 2014.   The Company has received $3,126,068 and $3,030,140 as of December 31, 2013 and 2012 respectively.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 (SFAS 133, “Accounting for Derivatives and Hedging Activities,”) and have recorded derivative liabilities of  $-0- as of December 31, 2013 and $-0- as of December 31, 2012.

6.           Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:

Receivable from affiliate	$121,041	$121,041
Net operating loss carry-forwards	754,644	663,661

Total deferred tax assets	875,685	784,702

Valuation allowance	(875,685)	(784,702)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2013 and 2012, are as follows:

	2013		2012
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$(493,636)	(34.0)	$(470,130)	(34.0)
Income attributable to limited partners	37,534	4.0	37,534	4.0
Stock based compensation			0	0.0
Settlement expense			0	0.0
Increase in valuation allowance	56,000	1.2	56,000	1.2
Other	400,102	28.8	376,596	28.8

	$-	0.0	$-	0.0

As of December 31, 2013, for U.S. federal income tax reporting purposes, the Company has approximately $13,500,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2029.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

7.           Stockholders’ Equity

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

8.           Commitments and Contingencies

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

9.           Related Party Transactions

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

During 2013 the Company received an additional $95,928 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

10.           Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with RMBI International (now Liberty GTL) to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study has been completed at a cost of approximately $3 million.  A joint venture will be formed with the Company receiving a carried 25% interest in exchange for the long term use of site and certain generation equipment should a Liberty project be completed.  The joint venture was extended on March 28, 2014 until December 31, 2014.  On March 13, 2014 Steven McGuire was added to the Company as Chairman and Director, replacing Richard DeGarmo on the board.

On February 4, 2014 the Company originated an offering of up to 2,000,000 shares of its common stock at a price of $0.20 per share to be sold to accredited investors only.  The proceeds of the offering will be used to fund a balance of plant engineering study for installing the proposed GTL plant on the Company’s H.O. Clarke site and for working capital needs.  As of the date of this filing, a total of $255,000 has been received representing 1,275,000 shares.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was adequate as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2013, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that permit us to provide only management’s report in this annual report on Form 10-K.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2013, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

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

Name	Age	Position	Term Expires
Eric Gadd	58	Interim CEO	2014 Annual Meeting
Sam H. Lindsey, Jr	68	Interim CFO
Alan Schaffner	53	Independent Director	2014 Annual Meeting
Steve McGuire	58	Independent Director	2014 Annual Meeting

Eric Gadd was appointed interim CEO on September 22, 2009.  Mr. Gadd has over 30 years domestic and international experience in power, natural gas, and renewable energy and has been involved in the power plant development and operations around the world.  Prior to his involvement with Biofuels Power Corporation, Mr. Gadd founded Awelon, LLC in 2006 as a consulting practice focused on renewable and alternative energy.  Awelon provided executive experience in developing business strategies to grow early stage energy businesses.  From 1995-2005, Mr. Gadd held several executive positions in operating subsidiaries of Enron Corp., including CEO of Enron Wind Corp, Vice President of Enron Transportation Services, and Vice President of Enron Europe, Ltd., and served on the board of directors of Enron Renewable Energy.  Prior to 1995, Mr. Gadd held various positions at Enron Corp. and Constellation Energy.  Mr. Gadd is a graduate of Virginia Tech (BS 1977) and John Hopkins University (MDA 1987).

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

Steven S. McGuire, was appointed director on March 13, 2014 replacing Rich DeGarmo.  Mr. McGuire is the president of Texoga, serves as a part-time consultant to our company as well as Project Manager for the Houston Clean Energy Park project. Mr. McGuire served as the Company’s Chief Executive Officer and was formerly Chairman, CEO or President of three energy and technology companies that had operations in three countries and over 200 employees. Mr. McGuire is a 1977 graduate of the University of Illinois, Champaign-Urbana (B.S. Physics) and is an active member of the Society of Petroleum Engineers and the Society of Professional Well Log Analysts.

Key Consultants

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

Board Committees

The Board of Directors has created an Audit Committee that presently consists of Messrs. Schaffner and McGuire. Mr. Schaffner serves as chairman of the Audit Committee. All members have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The board has determined that all members of our Audit Committee would meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Board of Directors has also determined that based on education and work history, Mr. Schaffner meets the definition of an “Audit Committee Financial Expert” as established by the Securities and Exchange Commission. The audit committee's responsibilities include:

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

The Board of Directors has created a Compensation Committee that presently consists of Messrs. Schaffner and McGuire. Mr. McGuire serves as chairman of the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee meet the independence requirements of the American Stock Exchange if such standards applied to our company. The Compensation Committee's responsibilities include:

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

The Board of Directors does not have a separate nominating committee, and has determined that it is appropriate for the entire board to serve that function for the time being. Accordingly, Mr. McGuire will participate in decisions respecting director nominees until an independent nominating committee is established. With respect to director nominees, the Board of Directors will consider nominees recommended by stockholders that are submitted in accordance with our By-Laws.

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

ITEM 11 — EXECUTIVE COMPENSATION

Employment Agreements

Sam H. Lindsey, Jr., our interim CFO, is not a full-time employee and does not have a written employment agreement.  Mr. Lindsey provides consulting services on a per diem basis

The following table provides summary information on the compensation paid to our interim CEO and interim Vice President Finance and interim CFO during the year ended December 31, 2013.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Eric Gadd	Interim COO	2013	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2013	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2013	$22,500	—	$—	—	$22,500

Equity-based Compensation During 2012 and 2011

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2013. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

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

Only independent directors will be compensated separately for service as Board members. While each of our directors received restricted stock grants in November 2007 as described above, none of our directors received any cash compensation for services rendered in their capacity as directors during the year ended December 31, 2013 or 2012. Each of our independent directors will receive the following compensation for the year ended December 31, 2013:

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

(1)
David S. Holland, Sr. is a retired Pennzoil executive who provided substantial equity financing for Texoga in its early stages and ultimately became the largest stockholder of that company.  Mr. Holland became deceased on January 5, 2013, and his interest is now held by his estate.

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

Director Independence

The Board of Directors has determined that two of our directors would meet the independence requirements of the American Stock Exchange if such standards applied to our company. The board determined that any relationships that exist or existed in the past between the company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

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

By:  /s/ Steve McGuire
Steve McGuire, Managing Director
Date April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner	Director	Date April 15, 2014
Alan Schafner

By: /s/ Steve McGuire	Director	Date April 15, 2014
Steve McGuire

By: /s/ Sam H. Lindsey, Jr.	Chief Financial Officer	Date April 15, 2014
Sam H. Lindsey, Jr.	(Principal Financial Officer and Principal Accounting Officer)