Form 10-Q
period 2014-03-31
BIOFUELS POWER CORP
filed 2014-05-15
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to March 31, 2014.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 10, 2014
Common Stock, $0.001 Par Value	31,442,760 Shares

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
ASSETS	UNAUDITED	AUDITED

Current Assets
Cash and cash equivalents	$5,581	$222
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	5,581	222

Property and equipment, net	1,211,032	1,211,032

Total Assets	$1,216,613	$1,211,254

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	26,114	26,114
Deposits and advances	40,000	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,131,668	3,126,068
Interest payable	2,830,642	2,688,662

Total Current Liabilities	6,058,489	5,870,909

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,249,739	6,062,159

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized; 31,442,760 and 31,442,760 shares issued and outstanding, respectively	31,455	31,455
Additional paid in capital	12,434,494	12,434,494
Accumulated deficit	(17,499,077)	(17,316,854)

Total Stockholders Equity	(5,033,127)	(4,850,904)

	$1,216,613	$1,211,254

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2014 and 2013

	For the three months ended March 31
	2014	2013
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	40,241	12,948

Operating loss	(40,241)	(12,948)

Other Income:
Other income, net	-	22,550
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(141,982)	(135,724)

Total other income (loss), net	(141,982)	(113,174)

Net income (loss)	$(182,223)	$(126,122)

Basic and diluted net income (loss) per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	31,442,760	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014 and 2013

	For the three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(182,223)	$(126,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Minority interest	-	-
Changes in operating assets and liabilities:
Accounts payable	0	(28,194)
Deposits and advances	40,000	-
Accrued interest payable	141,980	135,724
Accrued expenses and other, net	-	-

Net Cash provided (used) in operating activities	(243)	(18,592)

Cash flows from financing activities:
Net proceeds from notes	5,600	300
	-	-

Net cash provided by financing activities	5,600	300

Net increase (decrease) in cash and cash equivalents	5,358	(18,292)

Cash and cash equivalents, beginning of period	222	19,052

Cash and cash equivalents, end of period	$5,581	$761

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
 UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2014

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at 'December 31, 2013	31,422,760	31,455	$12,434,494	-	$(17,316,854)	$(4,850,904)

Net income (loss)	-	-	-	-	(182,223)	(182,223)

Balance at March 31, 2014	31,422,760	$31,455	$12,434,494	$-	$(17,499,077)	$(5,033,127)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2013 is unaudited)

1.         Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2013.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2014 and March 31, 2013 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at March 31, 2014.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generators to the newly acquired facility as soon as feasible.  As of March 31, 2014 the Company has $1,165,887 of acquisition cost.  The assets have not been put into operation; therefore no depreciation expense is reflected in these financial statements.

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

 (Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2014 and March 31, 2013, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the three months ended March 31, 2014, the Company has experienced negative financial results as follows:

2014
Accumulated deficit at December 31, 2013	$(17,316,854)
Net loss for three months ended March 31, 2014	$(182,223)
Accumulated deficit at March 31, 2014	$(17,499,077)

Negative cash flows used in operating activities	$(243)

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

Property and equipment consisted of the following at March 31, 2014:

2014
Power generating equipment	$2,048,000

Machinery and equipment	31,028
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,165,887
Less accumulated depreciation	(2,053,921)
Total property and equipment, net	$1,211,032

Depreciation expense for the three months ended March 31, 2014 was $-0- and for the three months ended March 31, 2013 depreciation expense was $-0-.  All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of March 31, 2014, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,200,000 bearing interest at 18% per annum, payable on or before August 19, 2014.  As of March 31, 2014, the Company has received $3,131,668.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009, and $-0- as of December 31, 2009, 2010 , 2011, 2012 and 2013 respectively.

5.         Stockholders’ Equity

During the three months ended March 31, 2014, the company issued no shares of its common stock.

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

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through September 30, 2012, eighteen (20) shareholders of the Company have participated in loans to the Company totaling $3,131,668 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

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

On February 4, 2014 the Company originated an offering of up to 2,000,000 shares of its common stock at a price of $0.20 per share to be sold to accredited investors only.  The proceeds of the offering will be used to fund a balance of plant engineering study for installing the proposed GTL plant on the Company’s H.O. Clarke site and for working capital needs.  As of April 30, 2014 a total of $255,000 has been received representing 1,275,000 shares.  Funds received prior to March 31, 2014 are reported on the balance sheet as deposits.  As of March 31, 2014 these amounts totaled $35,000.

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

Financial condition, liquidity and capital resources

At March 31, 2014, we had $1,216,613 in total assets and $6,249,739 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(5,033,127). Our net working capital deficit at March 31, 2014 was ($6,052,908), which is a decrease in working capital since December, 31, 2013 of $182,221.

During the three months ended March 31, 2014, we incurred a net loss of ($182,223), which included $-0- in non-cash depreciation expense. For the three months ended March 31, 2013, we incurred a net loss of ($126,122), which included $-0- in non-cash depreciation expense.

During the three months ended March 31, 2014, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the three months ended March 31, 2013, we incurred $40,241 in selling, general and administrative expenses for a net loss of ($182,223).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of  March 31, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of March 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

We are a smaller reporting issuer as defined in Regulation S-K and are only required to report material changes from the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

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

/s/ Steve McGuire
Steve McGuire, Managing Director
Dated: May 15, 2014

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: May 15, 2014