Form 10-Q
period 2014-06-30
BIOFUELS POWER CORP
filed 2014-08-19
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2014 to June 30, 2014.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 10, 2014
Common Stock, $0.001 Par Value	32,892,760 Shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
ASSETS	UNAUDITED	AUDITED

Current Assets
Cash and cash equivalents	$100,307	$222
Accounts receivable	-	-
Prepaid expenses	-	-

Total Current Assets	100,307	222

Property and equipment, net	1,329,090	1,211,032

Total Assets	$1,429,397	$1,211,254

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	16,667	26,114
Deposits and advances	150,000	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,131,668	3,126,068
Interest payable	2,970,403	2,688,662

Total Current Liabilities	6,298,803	5,870,909

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	6,490,053	6,062,159

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized; 32,892,760 and 31,442,760 shares issued and outstanding, respectively	32,905	31,455
Additional paid in capital	12,723,044	12,434,494
Accumulated deficit	(17,816,607)	(17,316,854)

Total Stockholders Equity	(5,060,656)	(4,850,904)

	$1,429,397	$1,211,254

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2014 and 2013

	For the six months ended June 30
	2014	2013
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	218,010	46,910

Operating loss	(218,010)	(46,910)

Other Income:
Other income, net	-	22,550
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(281,743)	(277,000)

Total other income (loss), net	(281,743)	(254,450)

Net income (loss)	$(499,753)	$(301,360)

Basic and diluted net income (loss) per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	31,593,719	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014 and 2013

	For the six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(499,753)	$(301,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Minority interest	-	-
Changes in operating assets and liabilities:
Accounts payable	(9,447)	(38,644)
Deposits and advances	150,000	-
Accrued interest payable	281,741	275,008
Accrued expenses and other, net	-	-

Net Cash provided (used) in operating activities	(77,458)	(64,996)

Cash flow from investing activities:
Acquisition cost of property improvements	(118,058)	-

Net cash provided (used) in investing activities	(118,058)	-

Cash flows from financing activities:
Net proceeds from notes	5,600	46,508
Net proceeds from sales of common stock	290,000	-

Net cash provided by financing activities	295,600	46,508

Net increase (decrease) in cash and cash equivalents	100,084	(18,488)

Cash and cash equivalents, beginning of period	222	19,052

Cash and cash equivalents, end of period	$100,307	$565

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2014

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at December 31, 2013	31,422,760	31,455	12,434,494	-	(17,316,854)	(4,850,904)

Issuance of common stock	1,450,000	1,450	288,550	-	-	290,000

Net income (loss)	-	-	-	-	(499,753)	(499,753)

Balance at June 30, 2014	32,872,760	$32,905	$12,723,044	$-	$(17,816,607)	$(5,060,656)

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

During 2007 BPC created a wholly owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of energy projects.

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

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of June 30, 2014 and December 31, 2013 accounts receivable were $-0- and $-0-, respectively.

Inventory Inventories are stated at the lower of cost or market and consists of -0- gallons of processed fuel stock and -0- gallons of unprocessed fuel stock at June 30, 2014.  Cost is determined using the first-in first-out (“FIFO”) method.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generators to the newly acquired facility as soon as feasible.  As of June 30, 2014 the Company has $1,283,945 of acquisition cost including $118,058 during the quarter ended June 30, 2014.  The assets have not been put into operation; therefore no depreciation expense is reflected in these financial statements.

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

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2014 and June 30, 2013, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the six months ended June 30, 2014, the Company has experienced negative financial results as follows:

2014
Accumulated deficit at December 31, 2013	$(17,316,854)
Net loss for six months ended June 30, 2014	$(499,753)
Accumulated deficit at June 30, 2014	$(17,816,607)

Negative cash flows used in operating activities	$(77,458)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at June 30, 2014:

2014
Power generating equipment	$2,048,000

Machinery and equipment	31,028
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,283,945
Less accumulated depreciation	(2,053,921)
Total property and equipment, net	$1,329,090

Depreciation expense for the six months ended June 30, 2014 was $-0- and for the six months ended June 30, 2013 depreciation expense was $-0-.  All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of June 30, 2014, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,200,000 bearing interest at 18% per annum, payable on or before August 19, 2014.  As of June 30, 2014, the Company has received $3,131,668.

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

5.         Stockholders’ Equity

During the six months ended June 30, 2014, the company issued 1,450,000 shares of its common stock.

6.         Commitments and Contingencies

Contractual obligations

On July 1, 2008, the Company relocated its corporate offices and executed a lease for five years for $11,130 per month.  The lease escalates at 10% per year.  During the fourth quarter 2010 the Company negotiated the transfer of the lease and was released from future liability under the terms of the lease.

During the fourth quarter 2010 the corporate offices relocated to shared offices spaces on a month to month basis.  The Company began making lease payments of $3063 per month beginning July of 2014.

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through March 31, 2014, twenty (20) shareholders of the Company have participated in loans to the Company totaling $3,131,668 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of June 30, 2014 the balance of the unsecured note payable is $30,065.

8.         Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with Liberty GTL, Inc. to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study has been completed at a cost of approximately $3 million. On July 9, 2014 the company executed a Joint Cooperation Agreement – Letter of Intent with ThyssenKrupp Industrial Solutions (Africa) Pty Ltd. and Liberty GTL, Inc. to build a small-scale Gas to Liquids demonstration facility in Houston, Texas at the company’s H.O. Clarke industrial site.  Thyssen Krupp has agreed to provide technical services and contribute an auto-thermal reformer pilot plant of proven design.  Liberty has agreed to provide intellectual property and operating know-how regarding crude oil synthesis along with the relevant catalyst supply.  The parties have established a non-binding target date to complete installation and commissioning of the GTL pilot plant on or before December 31, 2014.  The purpose of the two year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and will require a further addition of one or more Fischer Tropsch reactors for testing.

On February 4, 2014 the Company originated an offering of up to 2,000,000 shares of its common stock at a price of $0.20 per share to be sold to accredited investors only.  The proceeds of the offering will be used to fund a balance of plant engineering study for installing the proposed GTL plant on the Company’s H.O. Clarke site and for working capital needs.  As of June 30, 2014 a total of $290,000 has been received representing 1,450,000 shares.  On July 11, 2014 the offering was increased by 2,000,000 shares and additional funds totally $150,000 have been received and are reported on the balance sheet as deposits pending the issuance of the common stock.

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

Financial condition, liquidity and capital resources

At June 30, 2014, we had $1,429,397 in total assets and $6,490,053 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(5,060,656). Our net working capital deficit at June 30, 2014 was ($6,198,496), which is a decrease in working capital since December, 31, 2013 of $327,809.

During the six months ended June 31, 2014, we incurred a net loss of ($499,753), which included $-0- in non-cash depreciation expense. For the six months ended June 30, 2013, we incurred a net loss of ($301,360), which included $-0- in non-cash depreciation expense.

During the six months ended June 30, 2014, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the six months ended June 30, 2014, we incurred $218,010 in selling, general and administrative expenses for a net loss of ($499,753).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition includes 79 acres of land at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

The H. O. Clarke property is adjacent to a 500 MW switchyard operated by CenterPoint Energy and has ready access to the Texas ERCOT grid.  This decommissioned power plant was originally operated by Houston Lighting and Power with a total of 268 MW of gas fired steam generation until the 1980s.  An additional 78 MW of gas fired turbines were added to the distribution system as peaking units and were last used in 2004.  These peaking units have been removed from the site but the interconnection equipment remains.  We plan to build a GTL pilot plant on this site to commercially converting stranded natural gas resources to synthetic crude oil.  We do not have sufficient financial resources to restore operation to this power plant site and there can be no assurance that suitable financing will be available when needed.  If we are not able to attract adequate financing, we may have to delay or abandon plans for all or part of the recommissioning of this site.

The key to this site is its central location inside the nation’s fourth largest city and the opportunity to build a model alternative fuel demonstration site.  We plan to form the Houston Clean Energy Park on this site to introduce a variety of GTL projects.  Planned elements include different syngas reformer designs, GTL reactor technologies and gas processing units.

The facility has adjacent natural gas line access, fuel storage and pipelines and distribution system access as well as transmission power connection.  We plan to move certain of our biofueled generation assets to the site for connection to the distribution grid and study the feasibility of adding larger scale baseload equipment to the transmission grid in the future.  We feel that this site offers a unique opportunity to provide baseload and peaking power to the ERCOT transmission and distribution systems over time. There can be no assurances, however, that future contract prices for electricity will provide sufficient revenue to offset our anticipated operating expenses.

Until we are able to negotiate contracts that provide for a significant payment for our GTL projects, we intend to rely on equity financing to cover our current and anticipated operating losses. We need additional capital and intend to take advantage of financing opportunities as they arise. There is no assurance that our current financial resources and the proceeds of any future financing activities will be sufficient to pay our operating costs.

The Company also completed a feasibility study related to the construction of a small scale modular gas-to-liquids (“GTL”) facility located at the Company’s H. O. Clarke facility.  The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels.  The focus of the feasibility study is on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 – 1,000 bbls per day of syncrude.  A plant capacity expansion on the Company’s Houston Clean Energy Park may be initiated on successful completion of the initial GTL Plant.  The GTL concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

On July 9, 2014 the company executed a Joint Cooperation Agreement – Letter of Intent with ThyssenKrupp Industrial Solutions (Africa) Pty Ltd. and Liberty GTL, Inc. to build a small-scale Gas to Liquids demonstration facility in Houston, Texas at the company’s H.O. Clarke industrial site.  Thyssen Krupp has agreed to provide technical services and contribute an auto-thermal reformer pilot plant of proven design.  Liberty has agreed to provide intellectual property and operating know-how regarding crude oil synthesis along with the relevant catalyst supply.  The parties have established a non-binding target date to complete installation and commissioning of the GTL pilot plant on or before December 31, 2014.  The purpose of the two year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and will require a further addition of one or more Fischer Tropsch reactors for testing.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of March 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Dated: August 19, 2014

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 19, 2014