Form 10-K
period 2014-12-31
BIOFUELS POWER CORP
filed 2015-05-01
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

There has never been a public market for our stock. Based on the most recent price report on over the counter exchanges the aggregate market value of the Company is $9,708,000 at March 31, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at March 31, 2015
Common Stock, $0.001 Par Value	34,672,760 Shares

No documents are incorporated by reference in this Form 10-K.

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	41

	Signatures	43

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

•	Our reliance on part-time executive officers who are engaged in other activities and will face conflicts of interest in allocating their time among various interests;

•	Our need to obtain a premium price for our sales, successfully execute our growth strategy in a rapidly evolving market and develop ancillary sources of revenue;

•	Our exposure to substantial volatility in the market prices for feedstock and our inability to fully hedge against commodity price changes which may cause our results of operations to fluctuate;

•	Our exposure to a variety of risks associated with the construction, permitting and operation of our planned facilities;

•	Our inability to rely on pricing as a principal competitive advantage and our need to focus our marketing efforts;

•	Our ability to satisfy our future capital requirements and react to business opportunities;

•	Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

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

ITEM 1— BUSINESS

History:

From inception through mid-2006, we engaged in a largely unsuccessful effort to complete live fire testing and obtain military procurement contracts for the Deto-Stop explosion prevention system. In December 2006, we changed our name to Biofuels Power Corporation, assumed control over two partnerships described below that were organized and syndicated by Texoga during 2006, raised approximately $1.5 million in equity from the sale of common stock and reformulated our business plan to focus on building and operating distributed electrical generating plants in the metropolitan Houston area that are fueled by alternative fuels. In addition, due to the low cost of natural gas in the U.S., the firm is diversifying to develop Gas-to-Liquids production plants.

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

Unless we tell you otherwise, references to “our company,” “we,” “us,” and “our” refer collectively to our company, the partnership that we manage as general partner and our recently formed subsidiaries Alternative Energy Consultants, Inc. and Independence Synfuel, LLC. Our executive office is located at 20202 Hwy 59 N, Suite 210, Humble, Texas 77338. Our telephone number is 281-364-7590.

Introduction: We are utilizing our prior experience in the use of alternative fuels in small-scale distributed electrical power generating plants to develop Gas-to-Liquids (“GTL”) field units that can take cheaper stranded natural gas reserves and produce higher valued liquid petroleum products.  We began producing electricity and selling power into the ERCOT grid in 2007 and then we began selling power into the Entergy grid in the first quarter of 2008.  Both of these projects utilized 100% renewable fuels to produce electricity during a period when power prices were high.  By 2010, a glut in natural gas supplies reduced the power prices by over two-thirds.  We discontinued power sales at this time and shifted to our current focus on GTL projects which could take advantage of low natural gas prices versus higher relative oil prices.

As part of the redirection of our business we signed a letter of intent in 2012 with RMBI International (now “Liberty GTL”) to perform an engineering study with ThyssenKrupp Industrial Solutions (“Krupp”) related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“HCEP”).  Krupp was chosen because of their experience in the gas-to-liquids industry when the German government produced over one billion barrels of synthetic crude oil during the last eighty years.  The technology under consideration for the engineering study is not new or untested but rather links conventional equipment in a unique way.

The Front-End Engineering Design (“FEED”) study has been completed at a cost of over $3 million and on July 19th 2014 we entered into a Joint Cooperation Agreement with Krupp and Liberty GTL to build a small scale GTL demonstration facility at our HCEP site.  Krupp agreed to provide technical services and contribute a syngas refinery (autothermal reformer) from an operating chemical plant of proven design.  Liberty GTL has agreed to provide intellectual property and operating know how regarding crude oil synthesis along with the relevant catalyst supply.  The purpose of the two year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and to test one or more GTL reactors that would still need to be acquired.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the feasibility study will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 – 1,000 bbls per day of syncrude (a combination of petroleum components including diesel grade fuel and naptha waxes). A plant capacity expansion on the company’s HCEP site may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

Future projects of this type may be attractive to the numerous oil operators drilling shale gas wells that may be confronted with curtailing production or, in the extreme case, ceasing production entirely.  These “stranded gas wells” would be able to produce if the planned GTL units could process the natural gas immediately after completion of the well.

The Houston Clean Energy Park is an ideal location for the development of a GTL facility. The site has access to a large intrastate pipeline, grid connection through the on-site substation and easy access to the Houston Ship Channel refinery and petrochemical complex.  The FEED study is an important step in commercializing the technical concept. Future GTL developments like this could fill a need in the energy industry for decades to come.

Business: The current focus of our business is the introduction of GTL process units to stranded gas wells located initially in Southern United States including Texas, Louisiana and Oklahoma.  This area is best for our business model due to its proximity to the Houston Ship Channel with its numerous purchasers of petroleum products and chemicals.  In addition, Texas is home to some of the top engineering firms and process equipment fabricators.  Finally, these states have thousands of shale gas wells that would be suitable for the application of GTL technologies.

The current venture to construct a pilot plant GTL facility could result in both the operation of a GTL plant as well as the sale of these modular plants to others.  There are a number of wells drilled for shale gas that are shut in due to lack of a pipeline connection.  These wells could produce quicker if modular systems were available to convert the natural gas into salable petroleum products.  We would like to build, sell and commission small plants such as these.

Operations: Our current operations are conducted at two sites near Houston, Texas. All of our facilities are located within 20 miles of downtown Houston.

At the date of this annual report on Form 10-K, we have:

•
Purchased a 79 acre industrial site (now 54.3 acres) in Houston, Texas which was the location of the decommissioned H. O. Clarke Power Plant formerly owned by Houston Light and Power.  The decommissioned generating plant generated up to 288 MW from gas fired steam turbines from the 1940’s to the late 1990’s when the industry was deregulated.  At that time, Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission and distribution assets including the 12 kV and 138 kV substations adjacent to the site.  Texas Genco installed six GE Frame 5 gas-fired combustion turbines providing over 80 MW as peaker units into the Centerpoint distribution 12 kV system.  These combustion turbines were decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We relocated our remaining power generation equipment to this site but we have redirected our focus to our GTL project.  We plan to build a pilot scale GTL project that can be used to demonstrate the technology outlined in the recently completed FEED study.  Following the successful demonstration of the pilot plant, we plan to develop well site GTL plants to be used on the numerous stranded gas wells in Texas and surrounding states.  Significant additional funds are required to implement these plans and there is no assurance that we will be successful in raising the necessary capital to proceed.

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

Future projects of this type may be attractive to the numerous oil operators drilling shale gas wells that may be confronted with curtailing production or, in the extreme case, ceasing production entirely.  These “stranded gas wells” would be restored to production if the planned GTL units could process the natural gas immediately after completion of the well.

The Houston Clean Energy Park is an ideal location for the development of a gas-to-liquids facility. The site has access to a large intrastate pipeline, grid connection through the on-site substation and easy access to the Houston Ship Channel refinery and petrochemical complex.  The FEED study is an important step in commercializing the technical concept. Future gas-to-liquids developments like this could fill a need in the energy industry for decades to come.

In January 2008, we began operations at our Montgomery County power plant, which was connected to Entergy’s grid.  This facility was the first biofuel-fired power plant in the United States to deliver electricity into an inter-connected transmission network. We operated both the Oak Ridge North and Montgomery County facilities as “peaking plants,” which means they were dispatched during periods of peak demand when prices for electricity were  higher and idled during low-demand periods when electricity prices were lower.  In light of damage to the ERCOT and Entergy transmission networks resulting from Hurricane Ike, high biodiesel and renewable diesel supply costs, lower power prices and ongoing negotiations to acquire the 79 acre industrial site in Houston, we elected to suspend operations at both Oak Ridge North and Montgomery County facilities.  Subsequently, we moved equipment from the Montgomergy County facility to the new 79 acre industrial site.  For these reasons, we have no revenue from power sales during 2009 and we have operated in a cash conservation mode while we attempted to raise expansion capital.  There is no assurance that sufficient capital can be raised to continue company operations.

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2014 and 2013.  Should we be successful in constructing a GTL plant on our site, we hope to derive operating revenue in excess of our expenses.

There is no assurance that our plans to augment any future revenue from our GTL project will be successful. Even if we realize substantial revenues from these sources and others, there are no assurances that our revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly increase our operating revenue or significantly reduce our fuel costs, our business will fail.

Sales and Marketing:

Since we have not yet built a GTL plant, we cannot specifically identify the principal potential markets or likely customers for these projects. However, we believe that GTL plants will be attractive to natural gas field owners that do not have ready access to a pipeline to allow for the sale of the gas.  In addition, there are numerous oil operators with wells that produce economic amounts of oil with a small amount of natural gas but no pipeline connection.  In the past, these wells could flare the gas to atmosphere to allow for the production of the oil volumes.  The governmental rules have changed to drastically reduce the air emissions associated with flare gas so many of these gas fields to economic production.

Company subsidiaries: In August 2007, we organized a subsidiary company named Alternative Energy Consultants, Inc. (“AEC”), which will engage in the business of designing and building standardized GTL plants for our company and third parties. Our ultimate goal for AEC is to develop an engineering staff for the design work; a fabrication division to manufacture key components; and a field staff to provide procurement, construction and operating services. As we develop additional experience in the development and construction of new GTL facilities, those designs will also be made available to third parties through AEC.

In December 2014, we organized a subsidiary limited liability company named Independence Synfuel, LLC (“Independence”), which will fund and operate our pilot scale GTL plant on our HCEP site.  Our goal for Independence is to develop joint venture opportunities with Krupp and Liberty GTL.

Competition: In the oil and gas process equipment markets, we compete with all major oilfield service companies that provide equipment to the major and independent oil and gas producers. Until we are able to sell GTL plants to others or operate them for our own account, we will be forced to operate in a largely non-competitive market segment consisting of major oilfield service companies selling to major oil companies.

Most of our competitors have greater financial resources than we do; are able to produce equipment cheaper than we can; and are better able to withstand periods of negative cash flows while they introduce new products to the marketplace.  In the specific GTL marketplace, there are approximately eight equipment suppliers that have proprietary reactor designs that will require IP agreements or royalty agreements to be negotiated with customers.  We have elected to avoid this method of product placement by becoming “first to market” with off the shelf technologies that have been used for decades, are robust and are duplicable for modular field applications.

Regulatory Compliance: All phases of designing, constructing and operating GTL plants are subject to environmental regulation by various federal and state government agencies, including, but not limited to, the EPA, the Texas Commission on Environmental Quality (“TCEQ”) and other agencies in each jurisdiction where our existing and proposed facilities are located. Environmental laws and regulations relating to exhaust emissions, air and water quality and the discharge of pollutants in general are extensive and have become progressively more stringent. Since emissions from GTL processes can be  lower than emissions from the combustion of other liquid fuels, we may have lesser costs to ensure compliance with applicable environmental laws and regulations than petroleum-fueled projects. Nevertheless, applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be adversely affected.

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

Research and Development, Patents and Intellectual Property: During the last four years, we have no material expenditures for activities that are properly classified as research and development. We do not own any patents and our business plan is not based on intellectual property other than the know-how and experience of our directors, officers and key employees.

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

From inception through mid-2006, we engaged in an unsuccessful effort to negotiate military procurement contracts for an explosion preventing aluminum mesh fuel tank filler. In December 2006, we changed our name to Biofuels Power Corporation, raised approximately $1.5 million in new capital and assumed operational and legal responsibility for two partnerships that were organized by Texoga during 2006. In 2011, we expanded our focus to include the development of GTL technologies. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to commodity price fluctuations and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing novel business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise substantial capital to finance our planned expansion, together with the losses we expect to incur as we begin a period of rapid growth;

•	Install our planned GTL pilot plant and design and build new GTL facilities while maintaining effective control over the cost of new facilities;

•	Reduce the risk of commodity price swings and optimize the value of the GTL project we produce through price hedging, forward contracts and similar activities;

•	Develop, implement and maintain financial and management control systems and processes to control the cost of our GTL activities;

•	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

•	Attract, retain and motivate qualified personnel; and

•	Manage each of the other risks identified in this annual report on Form 10-K.

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

The auditors report on our financial statements includes a going concern qualification.

For the years ended December 31, 2014 and 2013, we incurred net gains (losses) of ($1,089,109) and( $606,556) respectively. At December 31, 2014, we had approximately ($6,536,845) in working capital and our accumulated deficit was ($18,405,963). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2014 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

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

Over the long-term, we must obtain a premium price for our GTL plants and product prices or our business will fail.

Since our business will rely on the sale and/or operation of GTL plants we must be able to sell enough plants with a high enough sales commission to generate sufficient revenue to maintain profitability.  In operating our own GTL plant, we must receive a low enough feedstock natural gas price combined with a high enough liquid fuel sales price to remain profitable.  Even if we realize substantial revenues from these sources and others, there are no assurances that our future revenues will ever exceed our operating costs or that we will be able to generate operating profits on a sustained basis. If we are unable to significantly generate operating revenue or significantly reduce our fuel costs, our business will fail.

Our growth strategy may not be executed as planned which could adversely impact our financial condition and results of operations.

There can be no assurance that our rapidly evolving and inherently unpredictable growth strategy will be successful. For example, there can be no assurance that the current spread between natural gas prices and crude prices will remain in the marketplace. Execution of our growth strategy, if achieved, may take longer than expected or cost more than expected. Our growth strategy is dependent upon many variables, including, but not limited to, market factors and technology risks. Any change to any of these dynamics could affect the execution our growth strategy, including causing management to change its strategy.

The sale, operation and maintenance of GTL facilities involves significant risks that could adversely affect our results of operations and financial condition.

The operation and maintenance of GTL facilities involves many risks, including start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. Even if our equipment is maintained in accordance with good engineering practices, it may require significant expenditures to maintain adequate levels of efficiency and reliability. Our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, our company could be subject to additional costs and/or the write-off of its investment in the project or improvement.

We expect to incur substantial losses in the future as we expand our operations, build new facilities and develop new markets for our GTL plants.

We expect to generate recurring losses until we can establish our reliability as a GTL operator and equipment supplier. Moreover:

•	we will incur substantial additional costs for procurement, marketing and administrative overhead as we retain new management and hire suitable operating personnel;

•	we will incur substantial additional depreciation and amortization costs associated with new facilities and those costs may be significantly greater than anticipated; and

•	our activities as an active GTL operator and equipment supplier will expose our company to commodity price risks on both the natural gas we use and the liquids we produce.

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

The market prices for our natural gas feedstock are highly volatile, which may cause our results of operations to fluctuate.

The principal raw materials used in GTL plants are commodities that are subject to substantial price variations due to factors beyond our control. Commodity prices are determined from minute to minute based on supply and demand and can be highly volatile. There can be no assurances that any hedging activities will effectively insulate us from future commodity price volatility or that the value of the feedstock we use will not exceed the value of the product we generate. We cannot predict the future price of our feedstock and any material price increases will adversely affect our future operating performance.

Our activities cannot be fully hedged against changes in commodity prices and our hedging procedures may not work as planned or hedge counterparties may default on their obligations to us.

We cannot fully hedge the risk associated with changes in feedstock prices. To the extent that we have un-hedged positions, fluctuating commodity prices can materially impact our results of operations and financial position. To manage our financial exposure to commodity and energy price fluctuations, we will routinely enter into contracts to hedge portions of our feedstock requirements and may enter into contracts to hedge portions of our production capacity. As part of this strategy, we may enter into fixed-price forward purchase and sales contracts, futures, financial swaps and option contracts traded on exchanges. Although we intend to devote a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures in place may not always be followed or may not always function as planned and we cannot eliminate all the risks associated with these activities. As a result of these and other factors, we cannot precisely predict the impact that risk management decisions may have on our business, results of operations or financial position.

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

Introducing GTL technologies to the market is time consuming and expensive and may not ultimately result in an operating profit.

To achieve profitable operations, we must convince potential customers that petroleum liquids produced from natural gas is worth a significant cost for capital equipment. The cost associated with GTL technology development can be very high and new product lines often generate substantial losses for an extended period of time before making a meaningful contribution to long term profitability. There is no assurance that our GTL plants will command a premium price in the market or that our marketing activities will be successful or profitable. Even if we are ultimately successful, delays, additional expenses and other factors may significantly impair our potential profitability and there is no assurance that our company will ever generate an operating profit. .

We may be unable to obtain commercially reasonable terms on construction contracts for our planned GTL facilities.

We served as our own contractor for our Oak Ridge North and Montgomery County facilities and performed all necessary engineering, procurement and construction work in-house or using third-party consultants. We have recently created a wholly-owned subsidiary named Alternative Energy Consultants, Inc. (“AEC”) to manage our engineering, procurement and construction work and perform comparable services for third parties. We presently own 100% of AEC, although our percentage interest is expected to decline as it hires additional staff and expands its operations. We plan to rely on AEC in connection with planned future expansion of our generating capacity. If we are not able to obtain commercially reasonable terms from AEC for any future acquisition and construction projects, our operations and planned growth could be adversely affected.

We may need to increase cost estimates for the acquisition or construction of future GTL facilities.

The cost of engineering, procurement and construction for new GTL facilities could increase significantly and there is no assurance that the final cost of any GTL facilities we establish in the future will not be materially higher than anticipated. There may be design changes, material cost escalations or budgetary overruns associated with the construction of future plants. Any significant increase in the estimated construction cost of the plants could delay our ability to generate revenues or reduce the amount of revenues realized.

Various risks associated with the construction of our planned GTL facilities may adversely affect our sales and profitability.

We may experience delays in the construction of our planned GTL facilities that we decide to build or operate in the future. We may also encounter defects in materials and/or workmanship in connection with such projects. Any defects could delay the commencement of operations of the facilities, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of a particular facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, the provision of materials or labor or other events. In addition, changes in political administrations at the federal, state or local levels that result in policy change towards oilfield processing or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

We will be a small player in an intensely competitive industry and may be unable to compete.

The oil and gas processing industry in Texas is large and intensely competitive. Potential end-users of our equipment are generally dependent on their equipment supplies and unlikely to accept our company as a reliable supplier until they are satisfied that our operations will not materially impair the reliability or efficiency of their operations. Therefore, we believe that potential end-users will be unlikely to sign a contract with us until they have completed an extensive and complex internal analysis. As a result, we anticipate a lengthy sales cycle and there can be no assurance that end-users will purchase our GTL plants and services.

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

H.O. Clarke Facility: We purchased the 79 acre H.O. Clarke site from NRG Energy on March 25, 2008. A portion of this site was sold and we currently own just over 54 acres. The facility has a decommissioned 288 MW steam plant, a connection to the adjacent 138 kV Centerpoint Energy transmission substation, 65,000 bbl above ground fuel storage tankage, two 6” and one 12” natural gas pipelines previously connected to a Kinder Morgan high pressure gas pipeline and six turbine pad sites with connections to a 12Kv distribution power line and adjacent to Centerpoint Energy distribution substation.

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a stockholders vote during 2014.

PART II

ITEM 5 —  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently trading on the OTCBB exchange as BFLS.PK.

Holders

As of March 31, 2015, there were 302 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

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

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

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

Combined On the date of this annual report on Form 10-K, we had 34,672,760 shares outstanding, including 12,876,846 shares held by persons who are not directors, officers or affiliates of our company.  Of this total:

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

Sale of Common Stock for Cash

During the year ended December 31, 2014, we sold 3,230,000 shares of our common stock to accredited investors for cash.  During the year ended December 31, 2013 there were no shares of our common stock sold.

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

Financial condition

In December 2006, we became the general partner of TBF-I and TBF-II; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBF-I; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBF-II. Since December 31, 2006, we have acquired all of the remaining TBF-I units and dissolved the partnership. We have also acquired 2,470 additional TBF-II units and presently own an 87.1% majority of the outstanding TBF-II units. In accordance with FIN 46(R), which requires the consolidation of certain variable interest entities, our consolidated financial statements for the years ended December 31, 2014 and 2013 include the accounts of TBF-I and TBF-II, and reflect the limited partner interests held by others as a long-term liability. During 2007, we sold approximately 4 million additional shares of our common stock for approximately $3 million in cash. The following table provides summary balance sheet information as of December 31, 2014 and 2013, and is based on the audited annual financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,246	$222
Accounts Receivable	833,110	-
Other current assets	-	-

Property and equipment, net	1,434,083	1,211,032

Total assets	$2,269,438	$1,211,254

LIABILITIES
Current Liabilities	7,372,200	$5,870,908
Notes Payable	191,250	191,250

Total liabilities	$7,563,450	$6,062,158

STOCKHOLDERS EQUITY
Common stock, 34,672,760 outstanding at December 31, 2014 and 31,442,760 shares outstanding at December 31, 2013	$34,685	$31,455
Additional paid in capital	13,077,264	12,434,494

Retained earnings (deficit)	(18,405,963)	(17,316,854)
Total Stockholders' equity (deficit)	$(5,294,012)	$(4,850,904)

Plan of Operation

We began producing electricity and selling power into the ERCOT grid in 2007 and then we began selling power into the Entergy grid in the first quarter of  2008.  Both of these projects utilized 100% renewable fuels to produce electricity during a period when power prices were high.  By 2010, a glut in natural gas supplies reduced the power prices by over two-thirds.  We discontinued power sales at this time and shifted to our current focus on GTL projects which could take advantage of low natural gas prices versus higher relative oil prices.

As part of the redirection of our business we signed a letter of intent in 2012 with RMBI International (now “Liberty GTL”) to perform an engineering study with ThyssenKrupp Industrial Solutions (“Krupp”) related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“HCEP”).  Krupp was chosen because of their experience in the gas-to-liquids industry when the German government produced over one billion barrels of synthetic crude oil during the last eighty years.  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.

The Front-End Engineering Design (“FEED”) study has been completed at a cost of over $3 million and on July 19th 2014 we entered into a Joint Cooperation Agreement with Krupp and Liberty GTL to build a small scale Gas-to-Liquids demonstration facility at our HCEP site.  Krupp agreed to provide technical services and contribute a syngas refinery (autothermal reformer) from an operating chemical plant of proven design.  Liberty GTL has agreed to provide intellectual property and operating know how regarding crude oil synthesis along with the relevant catalyst supply.  The purpose of the two year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and to test one or more GTL reactors that would still need to be acquired.

The current low cost of natural gas and abundant supplies produced from unconventional shale resources enhances the opportunity to profitably convert natural gas to higher value liquid fuels. The focus of the feasibility study will be on smaller units capable of converting 5 – 10 million cubic feet per day of natural gas into approximately 500 – 1,000 bbls per day of syncrude (a combination of petroleum components including diesel grade fuel and naptha waxes). A plant capacity expansion on the company’s HCEP site may be initiated on successful completion of the initial GTL Plant.  The GTL Plant concept under consideration would also be capable of exporting power into the Texas ERCOT grid.

Future projects of this type may be attractive to the numerous oil operators drilling shale gas wells that may be confronted with curtailing production or, in the extreme case, ceasing production entirely.  These “stranded gas wells” would be released for production if the planned GTL units could process the natural gas immediately after completion of the well.

The Houston Clean Energy Park is an ideal location for the development of a gas-to-liquids facility. The site has access to a large intrastate pipeline, grid connection through the on-site substation and easy access to the Houston Ship Channel refinery and petrochemical complex.  The GTLengineering study is an important step in commercializing the technical concept. Future GTL developments like this could fill a need in the energy industry for decades to come.

Liquidity and capital resources

During the year ended December 31, 2014 and December 31, 2013, we incurred net gains (losses) of $(1,089,109) and $(606,556) respectively. We had $835,355 in current assets and $7,372,200 in current liabilities at December 31, 2014, leaving us a working capital balance (deficit) of $(6,536,845).

Our available resources are not sufficient to pay our current operating expenses and the anticipated capital costs and we are presently seeking additional financing. We believe we will need at least $20 million in additional capital to finance our planned GTL plant developments and future operations. Capital requirements are difficult to plan for companies like ours that are developing novel business models. We expect that we will need additional capital to pay our day-to-day operating costs, finance our feedstock and fuel inventories, finance additions to our infrastructure and pay for the development of GTL facilities. We intend to pursue additional financing as opportunities arise.

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
Suite 502
Abilene, Texas 79602

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Biofuels Power Corporation
Humble, Texas

I have audited the accompanying consolidated balance sheet of Biofuels Power Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clay Thomas, P.C.
www.claythomaspc.com
Abilene, Texas
May 1, 2015

clay.thomas@claythomaspc.com	www.claythomaspc.com

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$2,246	$222
Accounts receivable	833,110	-
Prepaid expenses	-	-

Total Current Assets	835,355	222

Property and equipment, net	1,434,083	1,211,032

Total Assets	2,269,438	1,211,254

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	953,487	26,114
Deposits and advances	-	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,131,668	3,126,068
Interest payable	3,256,980	2,688,662

Total Current Liabilities	7,372,200	5,870,909

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	7,563,450	6,062,159

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized; 34,672,760 and 31,442,760 shares issued and outstanding, respectively	34,685	31,455
Additional paid in capital	13,077,264	12,434,494
Accumulated deficit	(18,405,963)	(17,316,854)

Total Stockholders Equity	(5,294,012)	(4,850,904)

	$2,269,438	$1,211,254

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2014 and 2013

	For the years ended December 31
	2014	2013
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	520,789	119,392

Operating loss	(520,789)	(119,392)

Other Income:
Other income, net	-	47,550
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(568,320)	(561,676)

Total other income (loss), net	(568,320)	(514,126)

Net income (loss) before extra-ordinary items	(1,089,109)	(633,519)

Income recognized from restatement of accounts payable	-	26,963

Net Income (Loss)	$(1,089,109)	$(606,556)

Basic and diluted net income (loss) per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	32,984,431	31,442,760

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid In	Minority	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at December 31, 2012	31,422,760	31,455	12,434,494	-	(16,710,298)	(4,244,348)

Net (loss)	-	-	-	-	(606,556)	(606,556)

Balance at December 31, 2013	31,422,760	31,455	12,434,494	-	(17,316,854)	(4,850,904)

Issuance of common stock	3,230,000	3,230	642,770	-	-	646,000

Net income (loss)	-	-	-	-	(1,089,109)	(1,089,109)

Balance at Decmber 31, 2014	34,652,760	$34,685	$13,077,264	$-	$(18,405,963)	$(5,294,012)

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2014 and 2013

	For the years ended December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,089,109)	$(606,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Minority interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	(833,110)	-
Fixed assets	(223,051)	-
Accounts payable	927,373	(69,880)
Deposits and advances	-	-
Accrued interest payable	568,318	561,676
Accrued expenses and other, net	-	-

Net Cash provided (used) in operating activities	(649,578)	(114,760)

Cash flows from financing activities:
Net proceeds from notes	5,600	95,928
Net proceeds from sales of common stock	646,000	-

Net cash provided by financing activities	651,600	95,928

Net increase (decrease) in cash and cash equivalents	2,022	(18,831)

Cash and cash equivalents, beginning of period	222	19,052

Cash and cash equivalents, end of period	$2,245	$222

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

During 2007, we created a subsidiary, Alternative Energy Consultants, Inc. (“AEC”).  AEC will engage in the business of designing and building of standardized GTL plants.

In December 2014, we created a subsidiary, Independence Synfuel, LLC (“Independence”).  Independence will further develop the joint venture with Krupp and Liberty GTL.

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

Derivative Instruments and Hedging

The Company used derivatives to hedge against increases in the price of feedstock, primarily soybean oils, used in the production of biodiesel.  All derivative instruments were recorded as assets or liabilities on the balance sheet at fair value.  Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate.  The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur.  The effective portion of the gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income.  The remaining gain or loss in excess of the cumulative change in the present value of the cash flows of the hedge item, if any, is recognized in income.  As of December 31, 2043 and December 31, 2013, the Company did not have any open hedge contracts.

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

Revenue from the second power generating plant was sold directly to Entergy under an agreement whereby the power provided to Entergy was metered through Entergy facilities and then paid directly to us based upon the Entergy rate schedule.

Accounts Receivable

Accounts receivable consisted primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of December 31, 2013 and 2012 the Company had no trade accounts receivable or Federal credits receivable.

The Company has entered into a joint venture agreement with Liberty GTL, SA for the purpose of funding and constructing a pilot gas to liquids (GTL) plant at the Hiram Clarke facility, Houston, Texas.  The initial joint venture agreement was executed May 25, 2012, and has been amended December 10, 2013, July 9, 2014, and February 26, 2015.  The equipment to be used has been billed to both Biofuels Power Corporation and to Liberty GTL, SA as of December 31, 2014.  The equipment invoice is reflected in the accounts payable of the Company as well as engineering fees.  Biofuels Power Corporation has recorded an accounts receivable from the joint venture as a result of recognizing the joint venture accounts payable.  As of December 31, 2014 the receivable from the joint venture was $833,110.  There was no receivable from joint venture partners as of December 31, 2013.

Inventory

Inventory is stated at the lower of cost or market.  As of December 31, 2009 the inventory was written down to reflect the results of litigation settled in the 4th quarter 2009 pertaining to the leased facility where fuel inventory tanks were located.  The result of the settlement the fuel tanks remained at the leased facility and the fuel inventory abandoned.  Fuel inventory as of December 31, 2014 and December 31, 2013 were $-0- and $-0- respectively.

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

Impairment of Long-Lived Asset

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value.  A ($1,233,384) loss was recognized as a result of these write downs as of December 31, 2009.  In 2010 additional equipment was sold totaling $178,527 and an additional loss of ($246,473) was recognized as a result of write downs.  For the year ended December 31, 2012 a review of the fixed assets resulted in a write down of $1,499,612 in fixed assets with a reduction in allowance for depreciation on those assets of $1,499,612.  No gain or loss resulted from the asset write down.  No equipment was written off for the year ended December 31, 2014 or 2013.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2014 and 2013, the Company did not have any potential dilutive securities.

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

2.    Going Concern

During the years ended December 31, 2014 and 2013, the Company has experienced negative financial results as follows:

	2014	2013
Net (loss)	$(1,089,109)	$(606,556)
Positive (Negative) cash flows from operations	(649,578)	(114,760)
Accumulated deficit	(18,405,963)	(17,316,854)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

•	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

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

3.  Hedge Accounts

The Company had no hedging accounts or hedging activity during 2014 or 2013.

4.   Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013

Power generating equipment	$2,048,000	$2,048,000
Buildings and improvements	1,371,083	1,185925
Machinery and equipment	31,029	30,028
Less accumulated depreciation	(2,016,028)	(2,052,921)

Total property and equipment, net	$1,434,083	$1,211,032

Depreciation expense for the years ended December 31, 2014 and 2013 was $-0- and $-0-.

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

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $2,000,000 bearing interest at 18% per annum, payable on or before August 19, 2009.  The agreement was increased to $3,000,000 and extended to August 19, 2011.  On August 19, 2014 the note was extended to August 19, 2015.   The Company has received $3,131,668 and $3,126,068 as of December 31, 2014 and 2013 respectively.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 (SFAS 133, “Accounting for Derivatives and Hedging Activities,”) and have recorded derivative liabilities of  $-0- as of December 31, 2014 and $-0- as of December 31, 2013.

6.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:

Receivable from affiliate	$121,041	$121,041
Net operating loss carry-forwards	1,127,002	754,644

Total deferred tax assets	1,248,043	875,685

Valuation allowance	(1,248,043)	(875,685)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2014 and 2013, are as follows:

	2014		2013
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$(424,334)	(34.0)	$(493,636)	(34.0)
Income attributable to limited partners	-0-	4.0	37,534	4.0
Stock based compensation			0	0.0
Settlement expense			0	0.0
Increase in valuation allowance	372,358	1.2	56,000	1.2
Other	51,976	28.8	400,102	28.8

	$-	0.0	$-	0.0

As of December 31, 2014, for U.S. federal income tax reporting purposes, the Company has approximately $14,600,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2029.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

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

Fulcrum Power Agreement

In January 2007, the Company entered into a three year Energy Management Agreement with Fulcrum Power Services, L.P. (“Fulcrum”) whereby Fulcrum is to perform as the Qualified Scheduling Entity for the Company’s power generating facility.  Per the agreement, the Company was required to pay Fulcrum $6,000 per month for the first year of the agreement with a 5% escalation in the fee for each year thereafter.

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

10.           Subsequent Events

In January 2015, we took delivery of the syngas refinery (autothermal reformer) contributed by Krupp at our HCEP site.  It is estimated that this refinery will take over 120 days to recommission.  This equipment represents the key piece of our GTL pilot plant expected to be operational during 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was adequate as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2014, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary SEC rules that permit us to provide only management’s report in this annual report on Form 10-K.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2014, management’s report on internal control over financial reporting must contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls, unless the SEC extends the compliance date for such auditor attestation.

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

Name	Age	Position	Term Expires
Sam H. Lindsey, Jr	69	Interim CFO
Alan Schaffner	54	Independent Director	2015 Annual Meeting
Steven McGuire	59	Managing Director, Director	2015 Annual Meeting

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

Steven S. McGuire, was appointed director on March 13, 2014  replacing Richard DeGarmo.  Mr. McGuire is the president of Texoga, serves as Managing Director as well as Project Manager for the Houston Clean Energy Park project. Mr. McGuire served as the Company’s chief executive officer and was formerly Chairman, CEO or President of three energy and technology companies that had operations in three countries and over 200 employees. Mr. McGuire is a 1977 graduate of the University of Illinois, Champaign-Urbana (B.S. Physics) and is an active member of the Society of Petroleum Engineers and the Society of Professional Well Log Analysts.

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

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Steven McGuire	Managing Director	2014	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2014	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2014	$22,500	—	$—	—	$22,500

Equity-based Compensation During 2012 and 2011

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the year ended December 31, 2014. On November 1, 2007, we issued a total of 1,250,000 shares of common stock to our directors, officers, principal consultants and employees. All of stock grants were valued at $1.25 per share for accounting purposes, an amount that represents our best estimate of the current fair market value of our shares. Under the terms of the stock grants, 50% of the grant shares vested immediately and the remaining 50% vest ratably at the rate of 5% per month over a period of 10 months from the date of grant. The following table identifies the principal recipients of the stock grants and summarizes the number and value of grant shares that have vested at March 31, 2008 and the number and value of grant shares that will vest over the next five months:

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

Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all common stock held by that person. The address of each named beneficial owner, unless indicated otherwise by footnote, is 20202 Highway 59 North, Suite 210, Humble, TX  77338.

	Shares Beneficially Owned
	Number	Percent
David S. Holland, Sr. (1)	3,077,500	8.9%
Alan Schaffner	1,161,668	3.3%
Robert Wilson	255,808	0.7%
Directors and officers as a group	1,417,476	4.0%

(1)
David S. Holland, Sr. is a retired Pennzoil executive who provided substantial equity financing for Texoga in its early stages and ultimately became the largest stockholder of that company.  Mr. Holland became deceased on January 5, 2013 and his interest is now held by his estate.

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

In January 2007, we entered into a lease sharing arrangement with Texoga and SRC that obligated Texoga to contribute $18,940 per month to the cost of the leased space that housed the executive offices for all three companies and obligated SRC to contribute an additional $14,680 per month as its share of the costs. In connection with the sublease, we pledged an $856,000 certificate of deposit as collateral security for the future rental obligations. During the year ended December 31, 2007, we received $58,040 from SRC, and the unpaid balances were carried as advances to Texoga and SRC. Since Texoga and SRC are both related parties and the collection of the unpaid balances is uncertain, we have fully impaired $345,400 of unpaid rent reimbursements from Texoga and SRC in our financial statements for the year ended December 31, 2007. We were able to negotiate a sublease of the office space that eliminated our future rental obligations and resulted in the release of the associated security deposit to us in 2008.

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

Director Independence

The Board of Directors has determined that one of our two directors would meet the independence requirements of the American Stock Exchange if such standards applied to our company. In the judgment of the board, Mr. McGuire does not meet such independence standards. In reaching its conclusions, the board considered all relevant facts and circumstances with respect to any direct or indirect relationships between the company and each of the directors, including those discussed under the caption "Certain Relationships and Related Transactions." The board determined that any relationships that exist or existed in the past between the company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

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

Report of Independent Registered Public Accountant for the years ended December 31, 2014 and 2013

Balance Sheet as of December 31, 2014 and 2013

Statement of Operations for the years ended December 31, 2014 and 2013

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Statement of Cash Flow for the years ended December 31, 2014 and 2013

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
Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner	Director	Date May 1, 2015
Alan Schafner

By: /s/ Steve McGuire	Director	Date May 1, 2015
Steve McGuire

By: /s/ Sam H. Lindsey, Jr.	Chief Financial Officer	Date May 1, 2015
Sam H. Lindsey, Jr.	(Principal Financial Officer and Principal Accounting Officer)