Form 10-Q
period 2015-03-31
BIOFUELS POWER CORP
filed 2015-06-12
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2015 to March 31, 2015.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 10, 2015
Common Stock, $0.001 Par Value	34,672,760 Shares

ITEM 1.      FINANCIAL STATEMENTS

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	UNAUDITED	AUDITED
ASSETS

Current Assets
Cash and cash equivalents	$5,460	$2,245
Accounts receivable	833,110	833,110
Prepaid expenses	-	-

Total Current Assets	838,570	835,355

Property and equipment, net	1,440,100	1,434,083

Total Assets	2,278,670	2,269,438

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	960,040	953,487
Deposits and advances	-	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,216,943	3,131,668
Interest payable	3,398,618	3,256,980

Total Current Liabilities	7,605,665	7,372,200

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	7,796,915	7,563,450

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized; 34,672,760 and 31,442,760 shares issued and outstanding, respectively	34,685	34,685
Additional paid in capital	13,077,264	13,077,264
Accumulated deficit	(18,630,195)	(18,405,963)

Total Stockholders Equity	(5,518,245)	(5,294,012)

	$2,278,670	$2,269,438

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2015 and 2014

	For the three months ended March 31,
	2015	2014
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	82,595	40,241

Operating loss	(82,595)	(40,241)

Other Income:
Other income, net	-	-
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(141,638)	(141,982)

Total other income (loss), net	(141,638)	(141,982)

Net income (loss)	$(224,233)	$(182,223)

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	34,672,760	34,672,760

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015 and 2014

	For the three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(224,233)	$(182,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Minority interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	0	-
Fixed assets	(6,017)	-
Accounts payable	6,551	-
Deposits and advances	-	40,000
Accrued interest payable	141,638	141,980
Accrued expenses and other, net	-	-

Net Cash provided (used) in operating activities	(82,061)	(243)

Cash flows from financing activities:
Net proceeds from notes	85,275	5,600
Net proceeds from sales of common stock	0	-

Net cash provided by financing activities	85,275	5,600

Net increase (decrease) in cash and cash equivalents	3,214	5,358

Cash and cash equivalents, beginning of period	2,245	222

Cash and cash equivalents, end of period	$5,460	$5,581

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	34,672,760	34,685	13,077,264	(18,405,963)	(5,294,012)

Issuance of common stock	-	-	-		-

Net income (loss)	-	-	-	(224,233)	(224,233)

Balance at March 31, 2015	34,672,760	$34,685	$13,077,264	$(18,630,195)	$(5,518,245)

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2014 is unaudited)

1.         Summary of Significant Accounting Policies

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Biofuels Power Corp. (the "Company") for the year ended December 31, 2014.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

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

Aegis Products, Inc. was incorporated in Texas on January 20, 2004 as a wholly owned subsidiary of Texoga Technologies Corp. (“Texoga”).  Effective December 31, 2004, Aegis was spun off from Texoga through a share distribution to the Texoga shareholders with 87 owners receiving a total of 14,512,380 shares.  During 2006, the Texoga BioFuels 2006-1 and 2006-2 partnerships were established and each raised $3.5 million to develop biofueled power projects in the Houston, Texas area.  Texoga began serving as the general partner and on November 6, 2006, Texoga transferred its general partner role to Aegis which simultaneously changed its name to Biofuels Power Corp (“BPC”).  Since 2012, BPC has focused its energies on developing modular gas-to-liquids (“GTL”) facilities to be used to economically produce stranded gas reserves into transportable liquid hydrocarbons.

During 2007 BPC created a wholly owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of energy projects.  During 2014, BPC created Independence Synfuel, LLC (“Independence”) which will house our joint venture to develop gas-to-liquids projects.

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

Revenue Recognition Revenue, which began to be recorded during 2007, is recognized when the electricity produced is provided to the electric grid maintained by the Electric Reliability Council of Texas (ERCOT).  A power sales agreement was in place with Fulcrum Power, a Qualified Scheduling Entity (QSE) for ERCOT.  Electric sales into ERCOT may only be made through the scheduling of a QSE, which also receives payment from ERCOT for all sales in a process called “settlement.”  Initial settlement takes place eight days after the date of sale with subsequent adjustments at 60 days and 180 days after the sale, if needed.  To date, the Company has not experienced any material settlement adjustments and it does not anticipate material settlement adjustments in the future.  All of the sales from the Company’s Oak Ridge North facility are made into the ERCOT Balancing Energy Market.  Such sales are priced by ERCOT for each 15-minute interval of each hour of each day.  The price for all balancing energy dispatched in a given interval is the highest bid of any electricity dispatched by ERCOT in that interval.  The price per megawatt is determined at the time of the sale.  ERCOT bills each utility company purchaser, collects the money due under a formal settlement process and remits the proceeds to the QSE scheduling the electricity actually purchased.  The QSE pays the power generator when it receives payment from ERCOT.  The Company pays Fulcrum Power a monthly fee for services that are not directly related to the revenue the Company receives from sales of electricity.

Accounts Receivable Accounts receivable consist primarily of amounts due from certain companies for the sale of power to the electric grid.  An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating probable bad debts.  Such factors include circumstances with respect to specific accounts receivable, growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.  As of March 31, 2015 and December 31, 2015 accounts receivable were $-0- and $-0-, respectively.

The Company has entered into a joint venture agreement with Liberty GTL, SA for the purpose of funding and constructing a pilot gas to liquids (GTL) plant at the Hiram Clarke facility, Houston, Texas.  The initial joint venture agreement was executed May 25, 2012, and has been amended December 10, 2013, July 9, 2014, and February 26, 2015.  The equipment to be used has been billed to both Biofuels Power Corporation and to Liberty GTL, SA as of December 31, 2014.  The equipment invoice is reflected in the accounts payable of the Company as well as engineering fees.  Biofuels Power Corporation has recorded an accounts receivable from the joint venture as a result of recognizing the joint venture accounts payable.  As of March 31, 2015 and December 31, 2014 the receivable from the joint venture was $833,110.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generator to the newly acquired facility.  As of March 31, 2015 the Company has $1,357,063 of acquisition cost including $6,018 during the quarter ended March 31, 2015.  The assets have not been put into operation; therefore no depreciation expense is reflected in these financial statements.

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

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2015 and March 31, 2014, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the three months ended March 31, 2015, the Company has experienced negative financial results as follows:

2014
Accumulated deficit at December 31, 2014	$(18,405,963)
Net loss for three months ended March 31, 2015	$(224,233)
Accumulated deficit at March 31, 2015	$(18,630,195)

Negative cash flows used in operating activities	$(82,061)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The ability of the Company to control costs and increase revenues.
•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at March 31, 2015:

2015
Power generating equipment	$2,048,000

Machinery and equipment	31,029
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,357,063
Less accumulated depreciation	(2,016,028)
Total property and equipment, net	$1,440,100

Depreciation expense for the three months ended March 31, 2015 was $-0- and for the three months ended March 31, 2014 depreciation expense was $-0-.  All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of March 31, 2015, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,500,000 bearing interest at 18% per annum, payable on or before August 19, 2015.  As of March 31, 2015, the Company has received $3,216,943.

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

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivatives as defined by SFAS 133, “Accounting for Derivatives and Hedging Activities”, and have recorded derivative liabilities of $8,862 as of March 31, 2009, and $-0- as of December 31, 2009, 2010 , 2011, 2012, 2013 and 2014 respectively.

5.         Stockholders’ Equity

During the three months ended March 31, the company issued no shares of its common stock.

6.         Commitments and Contingencies

Contractual obligations

During the fourth quarter 2010 the corporate offices relocated to shared offices spaces on a month to month basis.  The Company began making lease payments of $3,063 per month beginning July of 2014.

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through March 31, 2015, twenty (20) shareholders of the Company have participated in loans to the Company totaling $3,216,943 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of March 31, 2015 the balance of the unsecured note payable is $30,065.

8.         Subsequent Events

On March 26, 2012 the Company announced that it has signed a letter of intent with Liberty GTL, Inc. to perform a feasibility study related to the construction of a small scale, modular gas-to-liquids (“GTL”) facility located at the company’s Houston Clean Energy Park (“GTL Plant”).  The technology under consideration for the feasibility study is not new or untested but rather links conventional equipment in a unique way.  The feasibility study has been completed at a cost of approximately $3 million. On July 9, 2014 the company executed a Joint Cooperation Agreement – Letter of Intent with ThyssenKrupp Industrial Solutions (Africa) Pty Ltd. (“Krupp”) and Liberty GTL, Inc. to build a small-scale Gas to Liquids demonstration facility in Houston, Texas at the company’s H.O. Clarke industrial site.  Krupp has agreed to provide technical services and contribute an auto-thermal reformer pilot plant of proven design.  Liberty has agreed to provide intellectual property and operating know-how regarding crude oil synthesis along with the relevant catalyst supply.  The parties have established a non-binding target date to complete installation and commissioning of the GTL pilot plant during 2015.  The purpose of the two year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and will require a further addition of one or more Fischer Tropsch reactors for testing.

In October 2014 the Company formed Independence GTL LLC and Independence Synfuel, LP, entities that may be used to form a Limited Partnership that may fund up to $50 million to complete both the small-scale GTL pilot project and a large-scale 500 barrel per day GTL at the H.O. Clarke industrial site.  As contemplated, the Company may contribute services, equipment and land for an ownership interest in the partnership.

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

Financial condition, liquidity and capital resources

At March 31, 2015, we had $2,278,670 in total assets and $7,796,915 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(5,518,245). Our net working capital deficit at March 31, 2015 was ($6,720,095), which is an decrease in working capital since December, 31, 2014 of $183,250.

During the three months ended March 31, 2015, we incurred a net loss of ($224,233), which included $-0- in non-cash depreciation expense. For the three months ended March 31, 2014, we incurred a net loss of ($182,223), which included $-0- in non-cash depreciation expense.

During the three months ended March 31, 2015, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the three months ended March 31, 2015, we incurred $82,595 in selling, general and administrative expenses for a net loss of ($224,233).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition included 79 acres of land (now 54 acres after the sale of 25 acres during 2009) at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

The H. O. Clarke property is adjacent to a 500 MW switchyard operated by CenterPoint Energy and has ready access to the Texas ERCOT grid.  This decommissioned power plant was originally operated by Houston Lighting and Power with a total of 268 MW of gas fired steam generation until the 1980s.  An additional 78 MW of gas fired turbines were added to the distribution system as peaking units and were last used in 2004.  These peaking units have been removed from the site but the interconnection equipment remains.  We plan to build a GTL pilot plant on this site to commercially converting stranded natural gas resources to synthetic crude oil.  We do not have sufficient financial resources to restore operation to this power plant site and there can be no assurance that suitable financing will be available when needed.  If we are not able to attract adequate financing, we may have to delay or abandon plans for all or part of the re-commissioning of this site.

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

On July 9, 2014 the company executed a Joint Cooperation Agreement – Letter of Intent with ThyssenKrupp Industrial Solutions (Africa) Pty Ltd. and Liberty GTL, Inc. to build a small-scale Gas to Liquids demonstration facility in Houston, Texas at the company’s H.O. Clarke industrial site.  Thyssen Krupp has agreed to provide technical services and contribute an auto-thermal reformer pilot plant of proven design.  Liberty has agreed to provide intellectual property and operating know-how regarding crude oil synthesis along with the relevant catalyst supply.  The parties have established a non-binding target date to complete installation and commissioning of the GTL pilot plant during 2015.  The purpose of the two year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and will require a further addition of one or more Fischer Tropsch reactors for testing.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of March 31, 2015, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

NONE.

ITEM 1A.   RISK FACTORS

We are a smaller reporting issuer as defined in Regulation S-K and are only required to report material changes from the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2014.

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
Dated: June 11, 2015

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: June 11, 2015