Form 10-Q
period 2015-06-30
BIOFUELS POWER CORP
filed 2015-08-12
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to June 30, 2015.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 10, 2015
Common Stock, $0.001 Par Value	34,672,760 Shares

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	UNAUDITED	AUDITED
ASSETS

Current Assets
Cash and cash equivalents	$28,197	$2,245
Accounts receivable	833,110	833,110
Prepaid expenses	-	-

Total Current Assets	861,307	835,355

Property and equipment, net	1,449,998	1,434,083

Total Assets	2,311,305	2,269,438

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable	960,040	953,487
Deposits and advances	-	-
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,312,043	3,131,668
Interest payable	3,545,436	3,256,980

Total Current Liabilities	7,847,584	7,372,200

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	8,038,834	7,563,450

Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized; 34,672,760 and 31,442,760 shares issued and outstanding, respectively	34,685	34,685
Additional paid in capital	13,077,264	13,077,264
Accumulated deficit	(18,839,479)	(18,405,963)

Total Stockholders' Equity	(5,727,529)	(5,294,012)

	$2,311,305	$2,269,438

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended June 30, 2015 and 2014

	For the six months ended June 30,
	2015	2014
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

Selling, general and administrative expenses	145,060	218,010

Operating loss	(145,060)	(218,010)

Other Income:
Other income, net	-
Gain (loss) on disposition of fixed assets	-	-
Interest expense	(288,456)	(281,743)

Total other income (loss), net	(288,456)	(281,743)

Net income (loss)	$(433,516)	$(499,753)

Basic and diluted net income (loss) per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	34,672,760	31,593,719

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015 and 2014

	For the six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(433,516)	$(499,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Minority interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	-
Accounts payable	6,551	(9,447)
Deposits and advances	-	150,000
Accrued interest payable	288,456	281,741
Accrued expenses and other, net	-	-

Net Cash provided (used) in operating activities	(138,509)	(77,459)

Cash flows from investing activities:
Acquisition cost of property improvements	(15,915)	(118,058)

Cash flows from financing activities:
Net proceeds from notes	180,375	5,600
Net proceeds from sales of common stock	-	290,000

Net cash provided by financing activities	180,375	295,600

Net increase (decrease) in cash and cash equivalents	25,951	100,083

Cash and cash equivalents, beginning of period	2,245	222

Cash and cash equivalents, end of period	$28,197	$100,306

See accompanying notes to consolidated financial statements

BIOFUELS POWER CORPORATION
 UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	34,672,760	34,685	13,077,264	(18,405,963)	(5,294,012)

Issuance of common stock	-	-	-		-

Net income (loss)	-	-	-	(433,516)	(433,516)

Balance at June 30, 2015	34,672,760	$34,685	$13,077,264	$(18,839,479)	$(5,727,529)

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

Background Biofuels Power Corp. (“BPC”), a Texas corporation, was incorporated in 2004 as Aegis Products, Inc.  The Company is a distributed energy company that pioneered the use of biodiesel to fuel small electric generating facilities that are located in close proximity to end-users.  Since 2010 BPC has shifted to developing gas-to-liquids (“GTL”) projects which can economically produce stranded gas reserves.

Aegis Products, Inc. was incorporated in Texas on January 20, 2004 as a wholly owned subsidiary of Texoga Technologies Corp. (“Texoga”).  Effective December 31, 2004, Aegis was spun off from Texoga through a share distribution to the Texoga shareholders with 87 owners receiving a total of 14,512,380 shares.  During 2006, the Texoga BioFuels 2006-1 and 2006-2 partnerships were established and each raised $3.5 million to develop biofueled power projects in the Houston, Texas area.  Texoga began serving as the general partner and on November 6, 2006, Texoga transferred its general partner role to Aegis which simultaneously changed its name to Biofuels Power Corp (“BPC”).  Since 2012, BPC has focused its energies on developing modular GTL facilities to be used to economically produce stranded gas reserves into transportable liquid hydrocarbons.

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

The Company has entered into a joint venture agreement with Liberty GTL, SA for the purpose of funding and constructing a pilot gas to liquids (GTL) plant at the Hiram Clarke facility, Houston, Texas.  The initial joint venture agreement was executed May 25, 2012, and has been amended December 10, 2013, July 9, 2014, and February 26, 2015.  The equipment to be used has been billed to both Biofuels Power Corporation and to Liberty GTL, SA as of December 31, 2014.  The equipment invoice is reflected in the accounts payable of the Company as well as engineering fees.  Biofuels Power Corporation has recorded an accounts receivable from the joint venture as a result of recognizing the joint venture accounts payable.  As of June 30, 2015 and December 31, 2014 the receivable from the joint venture was $833,110.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generator to the newly acquired facility.  As of June 30, 2015 the Company has $1,366,960 of acquisition cost including $9,898 during the quarter ended June 30, 2015.  The assets have not been put into operation; therefore no depreciation expense is reflected in these financial statements.

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

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the six months ended June 30, 2015 and June 30, 2014, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

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

2.         Going Concern

During the six months ended June 30, 2015, the Company has experienced negative financial results as follows:

2014
Accumulated deficit at December 31, 2014	$(18,405,963)
Net loss for six months ended June 30, 2015	$(433,516)
Accumulated deficit at June 30, 2015	$(18,839,479)

Negative cash flows used in operating activities	$(138,509)

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

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

·	The ability of the Company to control costs and increase revenues.
·	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at June 30, 2015:

2015
Power generating equipment	$2,048,000

Machinery and equipment	31,029
Capitalized Cost - Humble	20,038
79 acres, Harris County, TX – HO Clarke	1,366,960
Less accumulated depreciation	(2,016,028)
Total property and equipment, net	$1,449,998

Depreciation expense for the six months ended June 30, 2015 was $-0- and for the six months ended June 30, 2014 depreciation expense was $-0-.  All depreciation is included in Selling, General and Administrative expenses.

4.         Notes Payable

As of June 30, 2015, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,500,000 bearing interest at 18% per annum, payable on or before August 19, 2015.  As of June 30, 2015, the Company has received $3,312,043.

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

5.         Stockholders’ Equity

During the six months ended June 30, 2015 the company issued no shares of its common stock.

6.         Commitments and Contingencies

Contractual obligations

During the fourth quarter 2010 the corporate offices relocated to shared offices spaces on a month to month basis.  The Company began making lease payments of $3,063 per month beginning July of 2014.

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through March 31, 2015, twenty (20) shareholders of the Company have participated in loans to the Company totaling $3,312,043 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s Chief Executive Officer began to make advances for working capital and as of June 30, 2015 the balance of the unsecured note payable is $30,065.

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

Financial condition, liquidity and capital resources

At June 30, 2015, we had $2,311,305 in total assets and $8,038,834 in total liabilities, resulting in a stockholders’ equity (Deficit) of $(5,727,529). Our net working capital deficit at June 30, 2015 was ($6,986,257), which is an decrease in working capital since December, 31, 2014 of $449,412.

During the six months ended June 30, 2015, we incurred a net loss of ($433,516), which included $-0- in non-cash depreciation expense. For the six months ended June 30, 2014, we incurred a net loss of ($499,753), which included $-0- in non-cash depreciation expense.

During the six months ended June 30, 2015, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operation

During the six months ended June 30, 2015, we incurred $145,060 in selling, general and administrative expenses for a net loss of ($433,516).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition included 79 acres of land (now 54 acres after the sale of 25 acres during 2009) at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of June 30, 2015, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Dated: August 12, 2015

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: August 12, 2015