Form 10-Q
period 2015-09-30
BIOFUELS POWER CORP
filed 2015-11-23
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2015 to September 30, 2015.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 10, 2015
Common Stock, $0.001 Par Value	34,672,760 Shares

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BIOFUELS POWER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	UNAUDITED	AUDITED
ASSETS

Current Assets
Cash	$54	$2,245
Receivable from joint venture	-	833,110

Total Current Assets	54	835,355

Property and equipment, net	1,455,190	1,434,083

Other Assets
Receivable from joint venture	833,110	-

Total Assets	$2,288,354	$2,269,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$963,538	$953,489
Notes payable, unsecured	30,065	30,065
Notes payable, secured	3,334,347	3,131,668
Interest payable	3,697,694	3,256,980

Total Current Liabilities	8,025,644	7,372,202

Long Term Debt
Notes payable, unsecured	191,250	191,250

Total Liabilities	8,216,894	7,563,452

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized; 34,672,760 shares issued and outstanding	34,673	34,673
Additional paid-in capital	13,077,276	13,077,276
Accumulated deficit	(19,040,489)	(18,405,963)

Total Stockholders’ Deficit	(5,928,540)	(5,294,014)

Total Liabilities and Stockholders’ Deficit	$2,288,354	$2,269,438

See accompanying notes to unaudited condensed consolidated financial statements.

BIOFUELS POWER CORPORATION
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2015 and 2014

	2015	2014
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expenses	193,813	375,162

Operating loss	(193,813)	(375,162)

Other expense:
Interest expense	(440,713)	(425,031)

Total other expense	(440,713)	(425,031)

Net loss	$(634,526)	$(800,193)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	34,672,760	32,046,842

See accompanying notes to unaudited condensed consolidated financial statements.

BIOFUELS POWER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(634,526)	$(800,194)
Changes in operating assets and liabilities:
Accounts payable	10,049	(1,112)
Accrued interest payable	440,714	425,030

Net cash used in operating activities	(183,763)	(376,276)

Cash flows from investing activities:
Acquisition cost of property improvements	(21,107)	(162,558)

Cash flows from financing activities:
Proceeds from notes	202,679	5,600
Proceeds from sales of common stock	-	646,000

Net cash provided by financing activities	202,679	651,600

Net increase (decrease) in cash	(2,191)	112,766

Cash, beginning of period	2,245	222

Cash, end of period	$54	$112,988

See accompanying notes to unaudited condensed consolidated financial statements.

BIOFUELS POWER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014 (audited)	34,672,760	$34,673	$13,077,276	$(18,405,963)	$(5,294,012)

Net loss (unaudited)	-	-	-	(634,526)	(634,526)

Balance at September 30, 2015 (unaudited)	34,672,760	$34,673	$13,077,276	$(19,040,489)	$(5,928,539)

See accompanying notes to unaudited condensed consolidated financial statements.

BIOFUELS POWER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Information with respect to events occurring after December 31, 2014 is unaudited)

1.  Description of Company and Summary of Significant Accounting Policies

Background Biofuels Power Corporation (“BPC”), a Texas corporation, was incorporated in 2004 as Aegis Products, Inc.  The Company is a distributed energy company that pioneered the use of biodiesel to fuel small electric generating facilities that are located in close proximity to end-users.  Since 2010 BPC has shifted to developing gas-to-liquids (“GTL”) projects which can economically produce stranded gas reserves.

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

During 2007 BPC created a wholly owned subsidiary, Alternative Energy Consultants, LLC (“AEC”).  AEC will engage in the business of designing and building of energy projects.  During 2014, BPC created Independence Synfuel, LLC (“Independence”) which will house our joint venture to develop gas-to-liquids projects.  There are not currently any operating activity in AEC or Independence Synfuel.

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

Basis of Presentation The accompanying interim unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) and Article 8-03 of Regulation S-X under the Exchange Act .  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the annual report on Form 10-K of Biofuels Power Corporation (the "Company") for the year ended December 31, 2014 filed on May 1, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of annual financial statements.

Consolidation In accordance with the Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which requires the consolidation of certain variable interest entities, these unaudited consolidated condensed financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  For presentation purposes, the equity interests of the limited partners in TBF-1 and TBF-2 have been reflected as minority interest shareholders.  The unaudited consolidated condensed financial statements also include the accounts of Alternative Energy Consultants, LLC, which is a wholly owned subsidiary of BPC.  All material intercompany transactions have been eliminated in consolidation.

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

Cash Equivalents The Company considers any highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  There are no cash equivalents at September 30, 2015 and December 31, 2014.

Receivable for Joint Venture The Company has entered into a joint venture agreement with Liberty GTL, SA for the purpose of funding and constructing a pilot gas to liquids (GTL) plant at the Hiram Clarke facility, Houston, Texas.  The initial joint venture agreement was executed May 25, 2012, and has been amended December 10, 2013, July 9, 2014, and February 26, 2015.  The equipment to be used has been billed to both Biofuels Power Corporation and to Liberty GTL, SA as of December 31, 2014.  The equipment invoice is reflected in the accounts payable of the Company as well as engineering fees.  Biofuels Power Corporation has recorded an accounts receivable from the joint venture as a result of recognizing the joint venture accounts payable.  As of September 30, 2015 and December 31, 2014 the receivable from the joint venture was $833,110.  The receivable was reported as a current asset as of December 31, 2014, but was reclassified as an other asset as of September 30, 2015.  Management has determined that the receivable will convert into either a fixed asset or a joint venture interest with the offsetting liability being paid by the joint venture.

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

Impairment of Long-Lived Assets On March 20, 2009, the Company purchased a 79-acre tract in Harris County, Texas which was formerly the site of a Houston Lighting & Power generating facility, and currently has an existing connection to the CenterPoint grid.  The Company has moved its turbine generator to the newly acquired facility.  As of September 30, 2015, the Company has $1,372,152 of acquisition cost including $5,192 during the quarter ended September 30, 2015.  The assets have not been put into operation; therefore no depreciation expense is reflected in these financial statements.

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

In accordance with ASC Topic 815 (“ASC 815”), Derivatives and Hedging, the convertible debt holder’s conversion right provision, contained in the terms governing the convertible notes is not clearly and closely related to the characteristics of the notes. Accordingly, the feature qualifies as embedded derivative instruments at issuance and, because it does not qualify for any scope exception within ASC 815, it is required by ASC 815 to be accounted for separately from the debt instrument and recorded as a derivative instrument liability.

Income Taxes The Company uses the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.  The Company’s deferred tax assets consist mainly of net operating loss carryforwards (NOL’s).  At September 30, 2015 and December 31, 2014, the Company provided full valuation allowance on deferred tax assets as the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  The TBF-1 and TBF-2 partnership’s taxable income or loss for any period is included in the tax returns of the individual partners and, therefore, the Partnership does not provide for federal income taxes.

(Loss)/Income Per Common Share The Company provides basic and dilutive (loss)/income per common share information for each period presented.  The basic net loss per common share is computed by dividing the net (loss)/income by the weighted average number of common shares outstanding.  Diluted net (loss)/income per common share is computed by dividing the net (loss)/income, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the nine months ended September 30, 2015 and 2014, the Company did not have any potential dilutive securities. See Stock Purchase agreements below.

Stock-Based Compensation The Company has adopted ASC Topic 718 (“ASC 718”), Compensation-Stock Compensation, using the modified prospective method.  Under the modified prospective method, the Company recognizes compensation expense over the vesting period of the award.

Under ASC 718, the cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions).  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value of immediately vested shares is determined by reference to quoted prices for similar shares and the fair value of shares issued subject to a service period is estimated using an option-pricing model.  Excess tax benefits are recognized as addition to paid-in-capital.

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

Recently Issued Accounting Pronouncements  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is a new guidance that establishes a single core principle in the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will affect any reporting organization that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is not permitted. The Company is continuing to evaluate the new guidance and does not believe that it will have material impact on the current condition of the Company.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

2.         Going Concern

During the nine months ended September 30, 2015, the Company has experienced negative financial results as follows:

Accumulated deficit at December 31, 2014	$(18,405,963)
Net loss for nine months ended September 30, 2015	(634,526)
Accumulated deficit at September 30, 2015	$(19,040,489)

Negative cash flows used in operating activities	$(183,763)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

·
The Company is attempting to raise funds through debt and/or equity offerings.  If successful, these additional funds will be used to provide working capital.  Other efforts are on going to raise funds through debt and/or equity offerings.

·	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

·	The Company is also pursuing other strategic initiatives including a merger or sale of the Company assets, as opportunities are available.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon two key factors, as follows:

·	The ability of the Company to control costs and increase revenues.
·	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Property and Equipment

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Power generating equipment	$2,048,000	$2,048,000
Machinery and equipment	31,028	31,029
Capitalized cost - Humble	20,038	-
Buildings and improvements	1,372,152	1,371,083
Less accumulated depreciation	(2,016,028)	(2,016,028)
Total property and equipment, net	$1,455,190	$1,434,083

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $-0-.

4.         Notes Payable

As of September 30, 2015, there are three remaining notes payable of $191,250 due to the former limited partners of TBF-1.  These notes bear interest at 12.5% due semi-annually.  Principal is due in full in forty-eight months from the execution date of the note.  The Company continues to accrue interest on these notes which matured in 2013.  The notes are not collateralized.

On August 20, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to $3,500,000 bearing interest at 18% per annum, payable on or before August 19, 2016.  As of September 30, 2015, the Company has borrowed a total amount of $3,334,347.

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

The Company has evaluated these features of its convertible promissory notes and determined that these meet the definition of embedded derivatives as defined by ASC 815, and  has recorded derivative liabilities of $-0- as of September 30, 2015 and December 31, 2014.

5.         Stockholders’ Deficit

During the nine months ended September 30, 2015, the Company issued no shares of its common stock.

6.         Commitments and Contingencies

Contractual obligations

During 2010, the Company leased office space on a month-to-month basis.  The Company began making lease payments of $3,063 per month beginning July of 2014.

Litigation

None

7.         Related Party Transactions

From August 28, 2008 through September 30, 2015, 20 shareholders of the Company have participated in loans to the Company totaling $3,334,347 under a Stock Purchase agreement for the purposes of providing funds for capital expenditures and for working capital.

In January 2009, the Company’s former Chief Executive Officer began to make advances for working capital and as of September 30, 2015 and December 31, 2014 the balance of the unsecured note payable was $30,065.

8.         Fair Value Measurements

The Company adopted ASC Topic 820 (“ASC 820”), Fair value Measurements and Disclosures.  ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

9.         Subsequent Events

None

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion of the financial condition and plan of operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in the annual report on Form 10-K.

Financial condition, liquidity and capital resources

At September 30, 2015, we had $2,288,354 in total assets and $8,216,894 in total liabilities, resulting in a stockholders’ deficit of $(5,928,540). Our net working capital deficit at September 30, 2015 was ($8,025,589), which is a decrease in working capital since December, 31, 2014 of $1,488,744.
During the nine months ended September 30, 2015, we incurred a net loss of ($634,526), which included $-0- in non-cash depreciation expense. For the nine months ended September 30, 2014, we incurred a net loss of ($800,193), which included $-0- in non-cash depreciation expense.

During the nine months ended September 30, 2015, we had no revenues.  Management decided not to incur the cost of operating the power plants for the following reasons: 1. continued high feedstock prices and low power prices during the winter; and 2. the need to move and relocate certain operating assets; and 3. the effort to finalize the development of the H.O. Clarke property (Houston Clean Energy Park).  All of these factors caused management to focus on the future expansion of the H.O. Clarke property and not on current operations.

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

Plan of Operations

During the nine months ended September 30, 2015, we incurred $193,813 in selling, general and administrative expenses for a net loss of ($634,526).  There was no operating income for this period.  We purchased this 79 acre site on March 20, 2009 for a price of $1,350,000.  This acquisition included 79 acres of land (now 54 acres after the sale of 25 acres during 2009) at the intersection of South Main Street and Hiram Clarke Road, together with all infrastructure, equipment, buildings and other improvements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was effective as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of September 30, 2015, our internal control over financial reporting is effective.

Management’s assertions regarding internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
Dated: November 23, 2015

/s/ Sam H. Lindsey, Jr.
Sam H. Lindsey, Jr., Chief Financial Officer
Dated: November 23, 2015