Form 10-K
period 2015-12-31
BIOFUELS POWER CORP
filed 2016-04-20
CIK 1391407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

There has never been a public market for our stock. Based on the most recent price report on over the counter exchanges the aggregate market value of the Company is $5,204,000 at March 20, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 4, 2016
Common Stock, $0.001 Par Value	34,691,827 Shares

No documents are incorporated by reference in this Form 10-K.

PART I

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	38

	Signatures	39

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

·	Our reliance on part-time executive officers who are engaged in other activities and will face conflicts of interest in allocating their time among various interests;

·	Our need to obtain a premium price for our sales, successfully execute our growth strategy in a rapidly evolving market and develop ancillary sources of revenue;

·	Our exposure to substantial volatility in the market prices for feedstock and our inability to fully hedge against commodity price changes which may cause our results of operations to fluctuate;

·	Our exposure to a variety of risks associated with the construction, permitting and operation of our planned facilities;

·	Our inability to rely on pricing as a principal competitive advantage and our need to focus our marketing efforts;

·	Our ability to satisfy our future capital requirements and react to business opportunities;

·	Other factors including those detailed in this report on Form 10-K under the heading “Risk Factors.”

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

Texoga Biofuels 2006-1 (“TBF-1”), a Texas limited partnership, was syndicated by Texoga in April 2006 and raised $3.5 million from the private sale of 3,500 units of limited partnership interest to 36 accredited investors. TBF-1 provided the principal financing for a biodiesel fueled electric power generating facility in Oak Ridge North, Texas. As of December 31, 2015 and 2014, the Company own all 3,500 TBF-1 units.

Texoga Biofuels 2006-2 (“TBF-2”), a Texas limited partnership, was syndicated by Texoga in August 2006 and raised $3.5 million from the private sale of 3,500 units of limited partnership interest to 45 accredited investors. TBF-2 provided substantial financing for a biodiesel fueled electric power generating facility in Montgomery County Texas. In December 2006, Texoga assigned its general partner interest in TBF-2 to us with the written consent of a 2/3 majority of the limited partners. While we assumed all of Texoga’s rights and obligations as general partner of TBF-2, we did not issue any securities or pay any consideration to Texoga in connection with the assignment. After assuming our role as general partner of TBF-2, we offered to exchange shares of our common stock for TBF-2 units. Since December 2006, we have issued 4,318,326 shares of our common stock to purchase 3,050 TBF-2 units. As of December 31, 2015 and 2014, Biofuels Power Corporation owns a 10% general partner interest in TBF-2, together with 87.1% of the limited partner interests.

The exchange of TBF-2 units for shares of our common stock has not changed the structure of TBF-2 or adversely impacted the rights of its limited partners. However, as the beneficial owner of 87.1% of the limited partner interests, we have voting control over the partnership and are entitled to receive the same distributions the original limited partners would have received. Under the applicable agreements, the holders of the TBF-2 units that we do not own are entitled to receive 12.9% of any federal tax credits generated by our turbine power facility until they receive cumulative distributions of $900,000. Thereafter, they will be entitled to receive 1.9% of any federal tax credits generated by our turbine power facility until we exercise the buy-out rights specified in the partnership agreement. Our consolidated financial statements reflect the rights of the TBF-2 limited partners as a minority interest. In light of our current ownership of 87.1% of the limited partnership interests, we do not expect the minority interests to have a material impact on our future net income.

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

The Front-End Engineering Design (“FEED”) study has been completed at a cost of over $3 million and on July 19th 2014 we entered into a Joint Cooperation Agreement with Krupp and Liberty GTL to build a small scale GTL demonstration facility at our HCEP site.  Krupp agreed to provide technical services and contribute a syngas refinery (autothermal reformer) from an operating chemical plant of proven design.  Liberty GTL has agreed to provide intellectual property and operating know how regarding crude oil synthesis along with the relevant catalyst supply.  The purpose of the three year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and to test one or more GTL reactors that would still need to be acquired.

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

Operations: Our current operations are conducted at two sites near Houston, Texas. Currently our operations are suspended as noted on page 10.  All of our facilities are located within 20 miles of downtown Houston.

At the date of this annual report on Form 10-K, we have:

Purchased a 79 acre industrial site (now 54.3 acres) in Houston, Texas which was the location of the decommissioned H. O. Clarke Power Plant formerly owned by Houston Light and Power.  The decommissioned generating plant generated up to 288 MW from gas fired steam turbines from the 1940’s to the late 1990’s when the industry was deregulated.  At that time, Texas Genco acquired the generation assets and Centerpoint Energy acquired the transmission and distribution assets including the 12 kV and 138 kV substations adjacent to the site.  Texas Genco installed six GE Frame 5 gas-fired combustion turbines providing over 80 MW as peaker units into the Centerpoint distribution 12 kV system.  These combustion turbines were decommissioned in 2004 but the interconnection assets remain intact and the substation is still used continuously.  We relocated our remaining power generation equipment to this site but we have redirected our focus to our GTL project.  We plan to build a pilot scale GTL project at a site other than the H. O. Clarke facility that can be used to demonstrate the technology outlined in the recently completed FEED study.  Following the successful demonstration of the pilot plant, we plan to develop well site GTL plants to be used on the numerous stranded gas wells in Texas and surrounding states.  Significant additional funds are required to implement these plans and there is no assurance that we will be successful in raising the necessary capital to proceed.  We plan to sell the H. O. Clarke property and the equipment that was moved there in 2009.

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

In January 2008, we began operations at our Montgomery County power plant, which was connected to Entergy’s grid.  This facility was the first biofuel-fired power plant in the United States to deliver electricity into an inter-connected transmission network. We operated both the Oak Ridge North and Montgomery County facilities as “peaking plants,” which means they were dispatched during periods of peak demand when prices for electricity were  higher and idled during low-demand periods when electricity prices were lower.  In light of damage to the ERCOT and Entergy transmission networks resulting from Hurricane Ike, high biodiesel and renewable diesel supply costs, lower power prices and ongoing negotiations to acquire the 79 acre industrial site in Houston, we elected to suspend operations at both Oak Ridge North and Montgomery County facilities.  Subsequently, we moved equipment from the Montgomery County facility to the new 79 acre industrial site.  For these reasons, we have no revenue from power sales and we have operated in a cash conservation mode while we attempted to raise expansion capital.  There is no assurance that sufficient capital can be raised to continue company operations.

Operating Revenues:

By suspending operations at the Conroe and Oak Ridge North sites and relocating equipment to the H. O. Clarke site, we achieved no operating revenue for 2015 and 2014.  Should we be successful in constructing a GTL plant on our site, we hope to derive operating revenue in excess of our expenses.

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

Sales and Marketing:

Since we have not yet built a GTL plant, we cannot specifically identify the principal potential markets or likely customers for these projects. However, we believe that GTL plants will be attractive to natural gas field owners that do not have ready access to a pipeline to allow for the sale of the gas.  In addition, there are numerous oil operators with wells that produce economic amounts of oil with a small amount of natural gas but no pipeline connection.  In the past, these wells could flare the gas to atmosphere to allow for the production of the oil volumes.  The governmental rules have changed to drastically reduce the air emissions associated with flare gas, so many of these gas fields cannot be brought to economic production.

Company subsidiaries: In August 2007, we organized a subsidiary company named Alternative Energy Consultants, Inc. (“AEC”), which will engage in the business of designing and building standardized GTL plants for our company and third parties. Our ultimate goal for AEC is to develop an engineering staff for the design work; a fabrication division to manufacture key components; and a field staff to provide procurement, construction and operating services. As we develop additional experience in the development and construction of new GTL facilities, those designs will also be made available to third parties through AEC.  AEC has no operations and its assets are fully depreciated.

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

Failure to comply with government regulations could subject us to civil and criminal penalties requiring us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operation. To date, our expenditures for regulatory compliance have not been material, but we expect the cost of regulatory compliance to increase as our business develops.

Research and Development, Patents and Intellectual Property: During the last four years, we have no material expenditures for activities that are properly classified as research and development. We do not own any patents and our business plan is not based on intellectual property other than the know-how and experience of our directors, officers and key employees.

Employees: We have four statutory employees at the date of this annual report on Form 10-K including a three-member management and business development team and one administrative employee. We also use part-time independent contractors to perform a variety of specialized services. We are not subject to any collective bargaining agreements.  For construction of facilities, the company plans to use outside construction firms and subcontract labor to supplement our workforce.

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

From inception through mid-2006, we engaged in an unsuccessful effort to negotiate military procurement contracts for an explosion preventing aluminum mesh fuel tank filler. In December 2006, we changed our name to Biofuels Power Corporation, raised approximately $1.5 million in new capital and assumed operational and legal responsibility for two partnerships that were organized by Texoga during 2006. In 2011, we expanded our focus to include the development of GTL technologies. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to commodity price fluctuations and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing novel business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

·	Raise substantial capital to finance our planned expansion, together with the losses we expect to incur as we begin a period of rapid growth;

·	Install our planned GTL pilot plant and design and build new GTL facilities while maintaining effective control over the cost of new facilities;

·	Reduce the risk of commodity price swings and optimize the value of the GTL project we produce through price hedging, forward contracts and similar activities;

·	Develop, implement and maintain financial and management control systems and processes to control the cost of our GTL activities;

·	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

·	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

·	Attract, retain and motivate qualified personnel; and

·	Manage each of the other risks identified in this annual report on Form 10-K.

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

The auditors’ report on our consolidated financial statements includes a going concern qualification.

For the years ended December 31, 2015 and 2014, we incurred net (losses) of ($908,305) and  ($1,089,109) respectively. At December 31, 2015 and 2014, we had ($8,224,671) and ($6,536,845) respectively, in working capital deficit and our accumulated deficit was ($19,314,268) and ($18,405,963) respectively. Therefore, the independent auditors’ reports on our financial statements for the years ended December 31, 2015 and December 2014 contain an emphasis paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and negative cash flow raise substantial doubt about that assumption.

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

We have engaged in significant related party transactions with Texoga, a former affiliate of our company. The principal related party transactions during 2008 include participation under a rent sharing arrangement for the office space that both companies use as their principal executive office. While we are not controlled by or under common control with Texoga, the commonality of ownership between both companies is declining; and all related party transactions must be approved by the disinterested members of our board of directors; related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely affect our business and our stock price.

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

We expect to incur substantial losses in the future as we expand our operations, build new facilities and develop new markets for our GTL plants.

We expect to generate recurring losses until we can establish our reliability as a GTL operator and equipment supplier. Moreover:

·	we will incur substantial additional costs for procurement, marketing and administrative overhead as we retain new management and hire suitable operating personnel;

·	we will incur substantial additional depreciation and amortization costs associated with new facilities and those costs may be significantly greater than anticipated; and

·	our activities as an active GTL operator and equipment supplier will expose our company to commodity price risks on both the natural gas we use and the liquids we produce.

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

In addition to our executive office facilities, we had:

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

ITEM 3 — LEGAL PROCEEDINGS

We are not a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a stockholders vote during 2014 and 2015.

PART II

ITEM 5 —  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are currently trading on the OTCBB exchange as BFLS.PK.

Holders

As of March 20, 2016, there were 292 holders of record of our common stock, including 100 original Texoga Shareholders; 58 former holders of TBP-I and TBP-II units that exchanged their units for shares of our common stock; 58 shareholders who purchased shares in our private placements; 54 shareholders who purchased outstanding shares from our shareholders and 24 employees who received shares of our stock in compensatory transactions. See "Security Ownership of Certain Beneficial Owners and Management" for information on the holders of our common stock. Also see "Description of Registrant’s Securities to be Registered" for a description of our outstanding and issued capital stock.

Dividends

We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Our company is not likely to pay cash dividends for an extended period of time, if ever. You should not subscribe to purchase our shares if you require current income from your investments.

2007 Stock Incentive Plan

Our Board of Directors adopted an incentive stock plan for the benefit of our employees. Under the terms of the plan, we are authorized to grant incentive awards for up to 2,000,000 shares of common stock. No incentive awards are outstanding at the date of this annual report on Form 10-K. When we are eligible to do so, we intend to file a registration statement under the Securities Act on Form S-8 to register the securities included in and authorized by our 2007 Incentive Stock Plan.  That registration statement is expected to become effective upon filing Form S-8.  Shares covered by the registration statement will thereupon be eligible for sale in the public market, subject in certain cases to vesting and other plan requirements.

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

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	-	-	2,000,000 (subject to shareholder approval)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,000,000 (subject to shareholder approval)

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

Combined On the date of this annual report on Form 10-K, we had 34,691,827 shares outstanding, including 16,106,846 shares held by persons who are not directors, officers or affiliates of our company.  Of this total:

·	21,374,720 shares held by non-affiliates have been outstanding since February 28, 2007 and are presently eligible for resale pursuant to Rule;

·	450,000 shares were issued to non-affiliates pursuant to Rule 701 during 2007 and are currently eligible for resale;

·	1,983,269 shares were issued to non-affiliates during 2007, and are currently eligible for resale.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued by our company.  Also included is the consideration, if any, we received and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Sale of Common Stock for Cash

During the year ended December 31, 2015, there were no shares sold.  During the year ended December 31, 2014, we sold 3,230,000 shares of our common stock to accredited investors for cash.

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

Financial condition

In December 2006, we became the general partner of TBF-1 and TBF-2; sold approximately 2 million shares of our common stock for approximately $1.5 million in cash; recorded 1,050,000 shares of common stock as unissued in exchange for 700 units of limited partnership interest in TBF-1; and issued 870,000 shares of common stock in exchange for 580 units of limited partnership interest in TBF-2. Since December 31, 2006, we have acquired all of the remaining TBF-1 units and dissolved the partnership. We have also acquired 2,470 additional TBF-2 units and presently own an 87.1% majority of the outstanding TBF-2 units. Our consolidated financial statements for the years ended December 31, 2015 and 2014 include the accounts of TBF-1 and TBF-2. The following table provides summary balance sheet information as of December 31, 2015 and 2014, and is based on the audited annual consolidated financial statements included elsewhere in this annual report on Form 10-K.

	December 31, 2015	December 31, 2014
ASSETS
Cash	$-	$2,245
Receivable from joint venture	-	833,110

Property and equipment, net	10,000	1,434,083

Other Assets
Receivable from joint venture	833,110	-
Real estate held for sale	1,370,493	-
Total assets	$2,213,603	$2,269,438

LIABILITIES
Current Liabilities	$8,224,671	$7,372,200
Notes Payable – related parties	191,250	191,250

Total liabilities	$8,415,921	$7,563,450

STOCKHOLDERS DEFICIT

Common stock, 34,691,827shares issued and outstanding at December 31, 2015 and 2014	$34,692	$34,692
Additional paid in capital	13,077,257	13,077,257

Accumulated deficit	(19,314,268)	(18,405,963)

Total stockholders' deficit	$(6,202,318)	$(5,294,012)

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

The Front-End Engineering Design (“FEED”) study has been completed at a cost of over $3 million and on July 19th 2014 we entered into a Joint Cooperation Agreement with Krupp and Liberty GTL to build a small scale Gas-to-Liquids demonstration facility at our HCEP site.  Krupp agreed to provide technical services and contribute a syngas refinery (autothermal reformer) from an operating chemical plant of proven design.  Liberty GTL has agreed to provide intellectual property and operating know how regarding crude oil synthesis along with the relevant catalyst supply.  The purpose of the three year project is to commercially demonstrate converting stranded natural gas resources to synthetic crude oil and to test one or more GTL reactors that would still need to be acquired.

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

Liquidity and capital resources

During the years ended December 31, 2015 and 2014, we incurred net (losses) of $(908,305) and $(1,089,109) respectively. At December 31, 2015 and 2014, we had $-0- and $835,355 respectively, in current assets and $8,224,671 and $7,372,200 respectively, in current liabilities, leaving us a working capital deficit of $(8,224,671) and $(6,536,845) respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biofuels Power Corporation

We have audited the accompanying consolidated balance sheet of Biofuels Power Corporation (the “Company”), as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2015.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biofuels Power Corporation at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Briggs & Veselka Co.
Houston, Texas

April 19, 2016

BIOFUELS POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS

Current Assets
Cash	$-	$2,245
Receivable from joint venture		833,110

Total Current Assets	-	835,355

Property and equipment, net	10,000	1,434,083

Other Assets
Receivable from joint venture	833,110
Real estate held for sale	1,370,493	-
	2,203,603	-

Total Assets	$2,213,603	$2,269,438

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Cash overdraft	$529	$-
Accounts payable	969,651	953,487
Notes payable - related parties, unsecured	30,065	30,065
Notes payable - related parties, secured	3,373,447	3,131,668
Interest payable - related parties	3,850,979	3,256,980

Total Current Liabilities	8,224,671	7,372,200

Long Term Debt
Notes payable - related parties, unsecured	191,250	191,250

Total Liabilities	8,415,921	7,563,450

Stockholders' Deficit
Common stock, $.001 par value, 50,000,000 shares authorized; 34,691,827 shares issued and outstanding	34,692	34,692
Additional paid in capital	13,077,257	13,077,257
Accumulated deficit	(19,314,268)	(18,405,963)

Total Stockholders' Deficit	(6,202,318)	(5,294,012)

	$2,213,603	$2,269,438

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2015 and 2014

	2015	2014
Revenue
Sales	$-	$-

Cost of sales	-	-

Gross profit (deficit)	-	-

General and administrative expenses	314,307	520,789

Operating loss	(314,307)	(520,789)

Other Expense:
Interest expense	(593,998)	(568,320)

Total other expense	(593,998)	(568,320)

Net loss	$(908,305)	$(1,089,109)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	34,691,827	32,984,431

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	31,461,827	$31,462	$12,434,487	$(17,316,854)	$(4,850,904)

Issuance of common stock	3,230,000	3,230	642,770		646,000

Net loss				(1,089,109)	(1,089,109)

Balance at December 31, 2014	34,691,827	34,692	13,077,257	(18,405,963)	(5,294,012)

Net loss	-	-	-	(908,305)	(908,305)

Balance at December 31, 2015	34,691,827	$34,692	$13,077,257	$(19,314,268)	$(6,202,318)

See accompanying notes to consolidated financial statements.

BIOFUELS POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(908,305)	$(1,089,109)
Adjustments to reconcile net loss to net cash used in operating activities
Fixed asset impairment	73,038	-
Changes in operating assets and liabilities:
Accounts receivable		(833,110)
Accounts payable	16,164	927,373
Interest payable - related parties	593,998	568,318

Net Cash used in operating activities	(225,105)	(426,528)

Cash flows from investing activities:
Acquisition cost of property improvements	(19,448)	(223,051)

Cash flows from financing activities:
Proceeds from notes payable - related parties	241,779	5,600
Cash overdraft	529	-
Proceeds from sales of common stock	-	646,000

Net cash provided by financing activities	242,308	651,600

Net increase (decrease) in cash	(2,245)	2,022

Cash beginning of year	2,245	222

Cash end year	$-	$2,245

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

Aegis Products, Inc. was incorporated in Texas on January 20, 2004 as a wholly-owned subsidiary of Texoga Technologies Corp. (“Texoga”).  Effective December 31, 2004 Aegis was spun off from Texoga through a share distribution to the Texoga shareholders with 87 owners receiving a total of 14,512,380 shares.  During 2006 the Texoga BioFuels 2006-1 and 2006-2 partnerships were established and each raised $3.5 million to develop biofueled power projects in the Houston, Texas area.  Texoga began serving as the general partner and on November 6, 2006, Texoga transferred its general partner role to Aegis which simultaneously changed its name to Biofuels Power Corporation.

During 2007, we created a subsidiary, Alternative Energy Consultants, Inc. (“AEC”).  AEC will engage in the business of designing and building of standardized GTL plants.  AEC is currently inactive.

In December 2014, we created a subsidiary, Independence Synfuel, LLC (“Independence”).  Independence will further develop the joint venture with Krupp and Liberty GTL.  Currently Independence is inactive.

Consolidation

In accordance with ASC Codification Topic 810: Consolidation of Variable Interest Entities, which requires the consolidation of certain variable interest entities, these consolidated financial statements include the accounts of BPC, Texoga BioFuels 2006-1, Ltd, (“TBF-1”) and Texoga BioFuels 2006-2, Ltd. (“TBF-2”).  BPC, TBF-1 and TBF-2 are referred to collectively as the “Company”.  All material intercompany transactions have been eliminated in consolidation. Some totals may not add because of rounding.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Significant estimates include collectability of receivables, evaluation of impairment on long-term assets, and utilization of net operating losses. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers any highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  There are no cash equivalents at December 31, 2015 and 2014.

Receivable from Joint Venture

The Company has entered into a joint venture agreement with Liberty GTL, SA for the purpose of funding and constructing a pilot gas to liquids (GTL) plant.  The initial joint venture agreement was executed May 25, 2012, and has been amended December 10, 2013, July 9, 2014, and February 26, 2015.  The equipment to be used has been billed to both Biofuels Power Corporation and to Liberty GTL, SA as of December 31, 2014.  The equipment invoice is reflected in the accounts payable of the Company as well as engineering fees.  Biofuels Power Corporation has recorded an account receivable from the joint venture as a result of recognizing the joint venture accounts payable.  As of December 31, 2015 and 2014 the receivable from the joint venture was $833,110.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.  Beginning in the third quarter 2009, the Company began relocating to the newly acquired H. O. Clark facility.  As a result the remaining un-depreciated value of leasehold improvements at the Oak Ridge North and Tamina facilities were expensed.  Equipment at the Oak Ridge North facility that was not relocated, but was sold in the first quarter was written down to its net realizable value. Equipment that was moved from the Tamina facilities in 2009 that remains has been written down in prior years from its carrying value to fair market value. Management has determined that the carrying value of the Siemens Synox should be impaired from $63,000 to $10,000 resulting in a $53,000 impairment expense for the year ended December 31, 2015.  The capitalized cost of the site preparation at Humble of $20,038 was impaired at December 31, 2015.  There was no asset write down for the year ended December 31, 2014.

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

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each period presented.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2015 and 2014, the Company did not have any potential dilutive securities.

Stock-Based Compensation

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  Balances periodically exceed the $100,000 federal depository insurance limit.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current financial statement presentation. These reclassifications had no effect on the Company’s equity or net loss.

2.    Going Concern

During the years ended December 31, 2015 and 2014, the Company has experienced negative financial results as follows:

	2015	2014
Net (loss)	$(908,305)	$(1,089,109)
(Negative) cash flows from operations	(225,105)	(426,528)
Accumulated deficit	(19,314,268)	(18,405,963)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

·	The Company is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to provide working capital.

·	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

·	The Company is also pursuing other strategic initiatives including a merger or sale of the Company as opportunities are available.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

·	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

·	The ability of the Company to control costs and expand revenues.

·	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.   Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014

Power generating equipment	$1,995,000	$2,048,000
Buildings and improvements	-	1,351,045
Machinery and equipment	31,029	51,067
Less accumulated depreciation	(2,016,029)	(2,016,029)

Total property and equipment, net	$10,000	$1,434,083

Power generating equipment and machinery and equipment for 2015 reflect impairment of $53,000 and $20,038 respectively.  The H. O. Clarke property was reclassified from fixed assets to real estate held for sale on the consolidated balance sheet as of December 31, 2015.  Depreciation expense for the years ended December 31, 2015 and 2014 was $-0-.

4.  Notes Payable – Related Parties

During 2007, the Company issued $456,450 of notes payable –related parties as payment for the purchase of certain limited partnership interests.  Also during 2007, $265,200 of these notes payable – related parties were paid through the issuance of 353,592 shares of the Company’s common stock valued at $0.75 per share which was the fair value of the common stock on the date of grant based on the cash price received for the common stock in a private placement offering.

As of December 31, 2015 and 2014, there were three remaining notes payable – related parties of $191,250 due to the former limited partners of TBF-1.  The notes payable – related parties are not collateralized.

The Company entered into a Securities Purchase Agreement with accredited investors for the purchase of the Company’s convertible promissory notes in the aggregate amount of up to 3,000,000 bearing interest at 18% per annum, payable on or before August 19, 2016. The Company has secured notes payable outstanding of $3,373,447 and $3,131,668 as of December 31, 2015 and 2014, respectively.

The Security Purchase Agreement contains provisions that if qualified financing is not secured by the maturity date, the Company will be required to issue warrants to the note holders resulting in a valuation of $5,000,000 providing that the strike price is $0.75.  In addition, the note holder has the right, but not the obligation, to convert all or a portion of the principal and accrued interest outstanding under its note into shares of common stock.  The rights to issue warrants and the right to convert portions of the principal and accrued interest have been preserved as the note has been extended.

We have evaluated these features of our convertible promissory notes and determined that they meet the definition of embedded derivative as defined by ASC Codification Topic 815 and have recorded derivative liabilities of  $-0- as of December 31, 2015 and $-0- as of December 31, 2014.

5.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:

Net operating loss carry-forward	$5,236,000	$4,927,176

Valuation allowance	(5,236,000)	(4,927,176)

Net deferred tax asset	$-	$-

The difference between the income tax provision (benefit) in the accompanying statement  of operations and the amount that would result if the U.S. Federal statutory income tax rate of 34% were applied for the year-ended December 31, 2015 and 2014, are as follows:

	2015		2014
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$(308,824)	(34.0)	$(370,297)	(34.0)

Increase in valuation allowance	308,824	34.0	370,297	34.0

	$-0-	0.0	$-0-	0.0

As of December 31, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $15,400,000 of unused net operating losses (“NOL's”) available for carryforward to future years.  The benefit from carryforward of such NOL's will expire during various years through 2030.  Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.  Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to material ownership changes that may or may not occur in the Company.  Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

6.   Stockholders’ Equity

Under the terms of the Texoga BioFuels 2006-1 and 2006-2 Partnership agreements, the partners are entitled to receive 90% of net cash flow from operations of the distributed electrical generating plants in the metropolitan Houston area until they receive cumulative cash distributions of $14 million.  Thereafter, the partners are entitled to receive 15% of the net cash flow from operations until the Company exercises the buy-out rights specified in the agreements.

During the period from formation of the Partnerships through 2007, market prices of feedstocks used in the production of the biodiesel fuel used to power the Company’s power generation facilities rose dramatically, making the Company’s projected operations less profitable than originally intended.  In response to the adverse market conditions for biodiesel feedstocks the Company made a series of exchange offers.

As a result of the exchange offers the Company owns 3,500 Units of TBF-1 and 2,950 Units of TBF-2, representing 100% and 84% of the outstanding Units of TBF-1 and TBF-2, respectively.

7.  Commitments and Contingencies

Operating Lease

 The Company leases office space on a month to month basis.

Litigation

The Company does not have any litigation at December 31, 2015 or 2014.

8.  Related Party Transaction

During 2014, the Company received an additional $5,600 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

During 2015, the Company received an additional $241,779 from shareholders as part of loan commitment that was renewed and extended for the purposes of providing capital expenditures and working capital.

Note payable of $30,065 as of December 31, 2015 and 2014 is a no interest unsecured note to a former officer of the Company.

Note payable of $191,250 as of December 31, 2015 and 2014 is held by three individuals who elected to receive a note payable rather than convert their partnership interest into common stock of the Company.

9.           Subsequent Events

The Company sold the office building located on the H. O. Clarke property on April 13, 2016 for gross proceeds of $150,000.  As part of the transaction, the Company repaid their outstanding property taxes as of December 31, 2015, and the net proceeds from the transaction were approximately $50,000. The H. O. Clarke land continues to be marketed for sale.

The Company has evaluated subsequent events through April 19, 2016, the date when the financial statements were available to be issued, and no other such events were noted except as disclosed.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was adequate as of those dates to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner.  These conclusions were based on the identification of the following material weaknesses:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, we believe that as of December 31, 2015, our internal control over financial reporting is effective.

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

Name	Age	Position	Term Expires
Sam H. Lindsey, Jr	70	Interim CFO
Alan Schaffner	55	Independent Director	2016 Annual Meeting
Steven McGuire	60	Managing Director, Director	2016 Annual Meeting

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

ITEM 11 — EXECUTIVE COMPENSATION

Employment Agreements

Sam H. Lindsey, Jr., our interim CFO, is not a full-time employee and does not have a written employment agreement.  Mr. Lindsey provides consulting services on a per diem basis

The following table provides summary information on the compensation paid to our interim CEO and interim Vice President Finance and interim CFO during the year ended December 31, 2015.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Vested stock awards	All other compensation	Total compensation
Steven McGuire	Managing Director	2015	$-0-	—	$—	—	$-0-
Robert Wilson	Interim VP Finance	2015	$-0-	—	$—	—	$-0-
Sam Lindsey	Interim CFO	2015	$22,500	—	$—	—	$22,500

Equity-based Compensation During 2015 and 2014

We did not issue any stock options or other equity-based compensation to any of our officers or directors during the years ended December 31, 2015 or 2014.
2015 Executive Compensation Plan

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

Compensation Program

Compensation Program Design A significant portion of the compensation for our Named Executive Officers includes equity awards that have extended vesting periods. The purpose of these awards is to serve as an incentive mechanism that will encourage recipients to remain with our Company and create value for both the award recipient and our stockholders.

Elements of Compensation

Compensation arrangements for the Named Executive Officers under our fiscal 2015 compensation program will typically include four components: (a) a base salary; (b) a cash bonus program; (c) the grant of equity incentives in the form of non-qualified stock options; and (d) other compensation and employee benefits generally available to all of our employees.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

We had 34,691,827 shares of common stock issued and outstanding on the date of this annual report on Form 10-K. We have no outstanding convertible securities and no warrants or options that are presently exercisable or will become exercisable within 60 days. The following table sets forth information with respect to the beneficial ownership of our common stock for each of our executive officers and directors; all of our executive officers and directors as a group; and any other beneficial owner of more than 5% of our outstanding common stock

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

ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Audit-Related Fees The aggregate fees billed to our company by Clay Thomas, PC and Briggs & Veselka Co. for audit fees and services to interim financial statements and filing of various documents with the SEC  for 2015 and 2014 were $44,500 and $46,500 respectively.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           The following is a list of the financial statements filed as part of this report on Form 10-K.

Report of Independent Registered Public Accountant for the years ended December 31, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flow for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

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

By  /s/ Steve McGuire
Steve McGuire, Managing Director
Date April 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alan Schafner	Director	Date April 19, 2016
Alan Schafner

By: /s/ Steve McGuire	Director	Date April 19, 2016
Steve McGuire

By: /s/ Sam H. Lindsey, Jr.	Chief Financial Officer	Date April 19, 2016
Sam H. Lindsey, Jr.	(Principal Financial Officer and Principal Accounting Officer)